Form 10-Q
period 1997-09-30
ORTHALLIANCE INC
filed 1997-11-14
CIK 1039139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

      [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                 SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                               OR

      [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                 SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM ____________ TO ____________


                        COMMISSION FILE NUMBER 000-22975
                          -----------------------------

                               ORTHALLIANCE, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                      95-4632134
     (State or jurisdiction of              (I.R.S. Employer Identification No.)
   incorporation or organization)

23848 HAWTHORNE BOULEVARD, SUITE 200
         TORRANCE, CALIFORNIA                                90505
(Address of principal executive offices)                   (Zip code)

                                 (310) 791-5656
              (Registrant's telephone number, including area code)
                          -----------------------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]*

      *The Registrant became subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934 on August 21, 1997.

      The number of shares of Class A Common Stock and Class B Common Stock of the Registrant outstanding at October 31, 1997 was 11,147,455 and 250,000, respectively.

                               ORTHALLIANCE, INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX


                                                                           PAGE
                                                                           ----

PART I --    Financial Information ......................................    3

     Item 1  -- Financial Statements and General Information.............    3

             Balance Sheets as of December 31, 1996 and
             September 30, 1997 (unaudited)..............................    3

             Statement of Operations for the Three Months Ended
             September 30, 1997 and September 30, 1996 and the Nine
             Months Ended September 30, 1997 and September 30, 1996
             (unaudited).................................................    4

             Statement of Cash Flows for the Nine Months Ended
             September 30, 1997 and September 30, 1996 (unaudited).......    5

             Statement of Changes in Stockholder's Equity (Deficit) as of
             September 30, 1997..........................................    6

             Notes to Financial Statements...............................    7

     Item 2  -- Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................   10

     Item 3  -- Quantitative and Qualitative Disclosure About
                Market Risk..............................................   12

PART II --  Other Information............................................   13

     Item 1  -- Legal Proceedings........................................   13

     Item 2  -- Changes in Securities and Use of Proceeds................   13

     Item 3  -- Defaults Upon Senior Securities..........................   13

     Item 4  -- Submission of Matters to a Vote of Security Holders......   13

     Item 5  -- Other Information........................................   13

     Item 6  -- Exhibits and Reports on Form 8-K.........................   13

                                     PART I
ITEM I.  FINANCIAL STATEMENTS
                               ORTHALLIANCE, INC.

                      CONDENSED CONDOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                             AS OF SEPTEMBER     AS OF DECEMBER
                                                               30, 1997             31, 1996
                                                             ------------         ------------

                         ASSETS
Current Assets:
   Cash and cash equivalents ........................        $ 17,472,165
   Patient receivables, net of allowances of $207,591           3,769,120
   Unbilled patient receivables,
     net of allowances of $290,459 ..................           2,558,288
   Other current assets .............................             559,197
                                                             ------------         ------------
    Total current assets ............................          24,358,770


Property and equipment, net .........................           2,696,830
Notes receivable from affiliated practices ..........           1,031,971
Long-term deferred taxes ............................           2,388,182
Intangibles, net ....................................           6,417,135
                                                             ------------         ------------
   Total assets .....................................        $ 36,892,888         $          0
                                                             ============         ============

     LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

Current liabilities:
   Accounts payable and other accrued liabilities ...           3,730,634
   Patient prepayments ..............................           2,521,456
   Current portion of long-term debt ................           1,544,075
   Amounts due to affiliated practices ..............           1,585,877
                                                             ------------         ------------
   Total current liabilities ........................           9,382,042
                                                             ------------         ------------
Long-term deferred taxes ............................           2,548,425
                                                             ------------         ------------
   Total liabilities ................................          11,930,467                    0
                                                             ------------         ------------

Stockholders' equity (deficit):
   Class A Common Stock, $.001 par value, 20,000,000
   shares authorized, 11,147,455 shares and 1 share
   issued and outstanding ...........................              11,147
   Class B Common Stock, $.001 par value, 250,000
   authorized, 250,000 and zero shares issued and
   outstanding ......................................                 250
Additional paid-in capita ...........................          38,324,706
Warrants ............................................           4,263,351
Retained deficit ....................................         (17,637,033)
                                                             ------------         ------------
     Total stockholders' equity (deficit) ...........          24,962,421
                                                             ------------         ------------
     Total liabilities and
     stockholders' equity (deficit) .................        $ 36,892,888         $          0
                                                             ============         ============


   The accompanying notes are an integral part of these financial statements.

                               ORTHALLIANCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                THREE MONTHS          THREE MONTHS           NINE MONTHS           NINE MONTHS
                                                    ENDED                 ENDED                 ENDED                 ENDED
                                             SEPTEMBER 30, 1997    SEPTEMBER 30, 1996    SEPTEMBER 30, 1997    SEPTEMBER 30, 1996
                                             ------------------    ------------------    ------------------    ------------------

NET REVENUES ..........................          $ 4,054,457               $ 0               $ 4,054,457               $ 0

COST AND EXPENSES:
   Salaries and Benefit ...............            1,383,289                                   1,383,289
   Orthodontic Supplies ...............              318,632                                     318,632
   Rent ...............................              389,351                                     389,351
   Depreciation and amortization ......               52,747                                      52,747
   General and administrative .........              945,954                                     945,954
   Non-Recurring Organizer Compensation            1,593,285                                   4,682,005
                                                 -----------                                 -----------
   Total cost and expense .............            4,683,258                                   7,771,978
                                                 -----------                                 -----------
LOSS BEFORE INCOME TAXES ..............             (628,801)                                 (3,717,521)

BENEFIT FROM INCOME TAXES .............              251,520                                   1,487,124

NET LOSS ..............................             (377,281)                                 (2,230,397)

NET LOSS PER SHARE ....................                 (.08)                                      (1.30)
                                                 -----------                                 -----------
NUMBER OF SHARES USED IN CALCULATING
NET LOSS PER SHARE ....................            4,607,995                                   1,714,751


   The accompanying notes are an integral part of these financial statements.

                               ORTHALLIANCE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            NINE MONTHS       NINE MONTHS
                                                          ENDED SEPTEMBER   ENDED SEPTEMBER
                                                              30, 1997          30, 1996
                                                          ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..............................................   ($ 2,230,397)          $  0
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization ......................         52,747
   Organizer Compensation Warrants ....................      3,725,020
Changes in assets and liabilities, excluding
  effects of acquisitions:
   Patient Receivables ................................        339,712
   Account receivables from/payable to practices ......      1,048,125
   Deferred income taxes ..............................     (1,487,124)
Other Assets ..........................................          8,412
   Decrease in accounts payable and accrued liabilities       (339,378)
                                                          ------------
   Net cash provided by operating activities ..........      1,117,117
                                                          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital Expenditures .............................         (8,275)
     Investment in practices ..........................       (830,799)
                                                          ------------

     Net cash used in investing activities ............       (839,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock .............     33,368,400
   Proceeds from issuance of warrants .................          1,500
   Dividend paid to shareholders of founding
      affiliated practices ............................    (13,759,266)
   Repayment of long-term debt ........................     (2,416,512)
                                                          ------------
   Net cash provided by financing activities ..........     17,194,122
                                                          ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS .............   $ 17,472,165          $  0
                                                          ============          ====

Cash and Cash Equivalents at beginning of period ......   $          0

Cash and Cash Equivalents at end of period ............   $ 17,472,165          $  0
                                                          ============          ====

Supplemental cash flow information:
   Interest paid ......................................         63,710
   Noncash investing and financing activities
    Acquisition of businesses:
      Assets acquired .................................     19,254,156
      Liabilities assumed .............................    (10,687,816)
      Issuance of common stock ........................     (7,735,541)
      Cash paid .......................................        830,799


   The accompanying notes are an integral part of these financial statements.

                               ORTHALLIANCE, INC.

             CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                     CLASS A AND B           ADDITIONAL                                         TOTAL
                     COMMON STOCK             PAID-IN                     ACCUMULATED       SHAREHOLDERS'
                  SHARES        AMOUNT        CAPITAL        WARRANTS       DEFICIT       EQUITY (DEFICIT)
                ----------    -----------   ------------   -----------    -----------     ----------------
Balance at
December 31,
1996                     1    $      --     $        --    $        --    $        --      $            --

Issuance of
common stock
to public        2,990,000          2,990     30,597,572            --             --           30,600,562

Transfers of
certain assets
and liabilities
by founders      7,882,984          7,883      1,434,031             --     (1,647,370)           (205,456)

Dividend to
Shareholders
of Founding
Affiliated
Practices               --             --             --             --    (13,759,266)        (13,759,266)

Issuance of
common stock
for acquired
assets             524,470            524      6,293,103             --             --           6,293,627

Net loss                --             --             --             --     (2,230,397)         (2,230,397)

Issuance of
warrants                --             --             --      4,263,351             --           4,263,351

Balance at
September 30,
1997            11,397,455   $     11,397   $ 38,324,706   $  4,263,351   $(17,637,033)       $ 24,962,421


   The accompanying notes are an integral part of these financial statements.

                               ORTHALLIANCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.  BUSINESS AND ORGANIZATION

ORGANIZATION AND BASIS OF PRESENTATION

OrthAlliance, Inc. ("OrthAlliance" or the "Company") was founded in October, 1996 to provide practice management and/or consulting (collectively "management") services to orthodontic practices in the United States. On August 26, 1997, OrthAlliance acquired (the "Acquisitions") simultaneously with the closing of the initial public offering (the "Offering" or "IPO") of its Class A common stock, par value $.001 per share (the "Common Stock"), certain operating assets of or the stock of entities holding certain tangible and intangible assets, and assumed certain liabilities, of 55 orthodontic practices (collectively, the "Founding Affiliated Practices") in exchange for 5,882,985 shares of Common Stock and $13.8 million in cash. The underwriters exercised an overallotment option to purchase 390,000 shares of Common Stock, thereby increasing the number of Shares of Common Stock offered in the IPO from 2,600,000 to 2,990,000. The net proceeds of the shares of Common Stock issued in the IPO (after deducting the underwriting discounts and commissions) were $33,368,400. In addition, other expenses incurred by the Company related to the Offering total approximately $2.2 million. The Acquisitions have been accounted for in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 48.

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosure herein are adequate to make the information not misleading. The financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim period ended September 30, 1997.

Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these consolidated financial statements be read in conjunction with the Financial Statements of OrthAlliance and related notes thereto, and management's discussion and analysis related thereto, all of which are included in the Company's Registration Statement on Form S-1 (No. 333-27143), as amended (the "Registration Statement"), filed with the SEC in connection with the Offering.

BASIS OF PRESENTATION

In the opinion of Company management, the accompanying consolidated financial statements include the accounts of the Company and all adjustments necessary to present fairly the Company's financial position at December 31, 1996 and September 30, 1997, and its results of operations and cash flows for the nine months ended September 30, 1997 and September 30, 1996. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. These financial statements should be read in conjunction with the Company's financial statements, and related notes thereto, included in the Company's Registration Statement filed with the SEC. The results of operations for the nine months ended September 30, 1997 may not be indicative of the results for the full year.

                               ORTHALLIANCE, INC.

NEW ORTHODONTIST AFFILIATIONS

Between the date of the closing of the IPO (August 26, 1997) and September 30, 1997, ten additional orthodontists were affiliated with the Company. These orthodontists operated out of six practices with 21 locations and generated patient revenue of approximately $5.7 million during the 12 month period ending December 31, 1996. Prior patient revenue is not necessarily indicative of the level of revenue these practices may be expected to generate in the future.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight line method over the estimated useful lives of the assets. Routine maintenance and repairs are charged to expense as incurred, while costs of betterments and renewals are capitalized.

NET REVENUES

Revenue from managing the practices is recognized on a monthly basis as the services are provided. The revenue of OrthAlliance consists of the sum of the management fees and such amounts equal to the operating expenses of the orthodontic practice assumed by OrthAlliance under such management agreements. In general, the management agreements provide for the payment of fees to the Company based on a negotiated percentage of the "Adjusted Patient Revenue" of each orthodontic practice. Adjusted Patient Revenue is net patient revenue, as determined under generally accepted accounting principles, including adjustments for contractual allowances and other discounts, plus an adjustment for uncollectible accounts. Patient revenue is recognized as orthodontic services are performed. If the patient enters into a long-term orthodontic contract, approximately 20% of the contract value is recognized at the initial treatment date. The 20% estimated revenue is based on the estimated costs incurred by the practice at that time as compared to the total costs of providing the contracted services and is consistent with industry standards. The percentage includes the estimated costs of diagnosis and treatment plan development, initial treatment by orthodontic personnel, orthodontic supplies, and associated administrative services. Expenses not required to be paid by OrthAlliance pursuant to the management agreements primarily consist of professional expenses of the orthodontist.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of such assets and liabilities using enacted tax rates and laws in effect in the years in which the differences are expected to reverse.

                               ORTHALLIANCE, INC.

NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." This statement establishes new standards for computing and presenting earnings per share requiring the presentation of "basic" and "diluted" earnings per share as compared to "primary" and "fully diluted" earnings per share. The Company is required to adopt SFAS No. 128 for all fiscal periods ending after December 15, 1997. Earlier adoption is not permitted and restatement of all prior period earnings per share data is required.

3.  SUBSEQUENT EVENTS

NEW ORTHODONTIC AFFILIATIONS

Subsequent to September 30, 1997, seven additional orthodontists have affiliated with the Company. Six of these orthodontists operate from established practices that affiliated with the company since September 30, 1997, while one has joined an existing affiliated practice. The four practices that affiliated with the Company since September 30, 1997 operate seven locations and generated historical patient revenue over the prior 12 months of approximately $4.5 million. The Company has entered into agreements with certain Allied Practices to make the payment of such management fees after the first two years contingent on various factors, including relative practice profitability, acquisition consideration, timely reporting of information, participation in practice improvement programs and orthodontist hours worked. Prior patient revenue is not necessarily indicative of the level of revenue that these practices may be expected to generate in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, risks associated with affiliations, fluctuations in operating results because of affiliations and variations in stock price, changes in government regulations, competition, risks of operations and growth of existing and newly affiliated orthodontic practices, and risks detailed in the Company's SEC filings.

OVERVIEW

On August 26, 1997, the Company acquired simultaneous with the closing of its IPO, certain operating assets of, or the stock of entities holding certain operating assets of, 55 Founding Affiliated Practices. The Company also entered into long-term management agreements to manage the businesses of the Founding Affiliated Practices and ten additional orthodontic practices since August 26, 1997 (collectively the "Allied Practices").

The Company has entered into either a service agreement ("Service Agreement") or a consulting and business services agreement ("Consulting Agreement") with each Allied Practice (the Service Agreements and Consulting Agreements are referred to herein collectively as "Management Agreements"). Under the Service Agreements, the Company provides practice management services to Allied Practices in exchange for certain management fees. Under the Consulting Agreements, which allow the Company and the Allied Practices to comply with certain state law restrictions on practice management, the Company provides consulting services in exchange for consulting fees. From time to time the Company may enter into agreements with certain Allied Practices to make the payment of such management fees after a certain period of time contingent on various factors, including relative practice profitability, acquisition consideration, timely reporting of information, participation in practice improvement programs and orthodontist hours worked. Except with respect to three Service Agreements providing for the payment of flat fees, the management fees earned by the Company are based on a negotiated percentage of the "Adjusted Patient Revenue" of the Allied Practices. Adjusted Patient Revenue is net patient revenue, as determined under generally accepted accounting principles, including adjustments for contractual allowances and other discounts, plus an adjustment for uncollectible accounts. Patient revenue is recognized as orthodontic services are performed. If a patient enters into a long-term orthodontic services contract, approximately 20% of the contract value is recognized at the time of initial treatment. The balance of the contract revenue is realized evenly over the remaining treatment period. The 20% estimated revenue at the initial treatment date is based on the estimated costs incurred by the practice at that time as compared to the total costs of providing the contracted services and is consistent with industry standards.

Pursuant to the Management Agreements, the Company incurs the expenses necessary to manage and administer each Allied Practice and such expenses are paid from funds generated by such Allied Practice. Such expenses include, but are not limited to, salaries, wages and benefits of Allied Practice personnel (excluding orthodontists and, in some cases, certain clinical personnel), the office (general and administrative) expenses of the Allied Practices and depreciation and amortization of assets acquired from the Allied Practices. The Company also incurs personnel and administrative expenses in connection with maintaining corporate offices, from which the Company will provide management, administrative, marketing, development and acquisition services.

In accordance with Staff Accounting Bulletin ("SAB") No. 48, the Acquisitions of all of the Founding Affiliated Practices are accounted for by the Company at each Founding Affiliated Practice's historical cost of the nonmonetary assets acquired net of liabilities assumed. The cash consideration paid at closing on August 26, 1997 is reflected as a dividend by OrthAlliance to the owners of the Founding Affiliated Practices in the quarter ended September 30, 1997. The Company's future acquisitions of certain of the assets and liabilities of Allied Practices will generally result in subsequent annual noncash amortization charges for intangible assets in the Company's statement of operations.

RESULTS OF OPERATIONS (UNAUDITED)

OrthAlliance, Inc. (the "Company" or "OrthAlliance") was formed to create a provider of practice management services to orthodontic practices. As a result of a planned merger of US Orthodontic Care, Inc ("USOC") and Premier Orthodontic Group, Inc. ("Premier") with and into the Company, the Company succeeded to the rights and obligations of both USOC and Premier. Certain compensation expenses were incurred by USOC and Premier during the period from inception (October 21, 1996) through August 26, 1997 in connection with the Offering. In the second quarter of 1997, OrthAlliance issued warrants to owners of certain Founding Affiliated Practices, Jonathan Wilfong and Craig Hethcox for their assistance in attracting orthodontists to the Company and for assisting in the completion of the initial public offering. OrthAlliance recorded compensation expense of approximately $2,189,000 for the fair value of these warrants.

In the third quarter of 1997, following the completion of the merger between USOC, Premier and OrthAlliance, Inc. but prior to the beginning of operations, warrants held by Jonathan Wilfong and Robert Garces to purchase 225,000 shares of USOC stock converted into warrants to purchase an equal number of shares of OrthAlliance stock. OrthAlliance recorded compensation expense of $1,536,000 related to these warrants upon the successful completion of the Offering.

OrthAlliance conducted no significant operations through the date of the Offering. Following completion of the IPO and the Acquisitions on August 26, 1997, the Company began operations. The unaudited financial statements of the company for the three and nine month periods ended September 30, 1997 reflect a net loss of $377,281 and $2,230,397, respectively, on revenues of $4,054,457 for both periods. This revenue only reflects the Company's Management Agreements for the period from August 26, 1997 to September 30, 1997, the period subsequent to the IPO. Excluding the non-recurring compensation expense associated with the warrants issued to certain organizers, the Company recognized pretax net income of $964,484.

LIQUIDITY AND CAPITAL RESOURCES

The Company continually purchases the patient accounts receivable generated by each Allied Practice and records these receivables on the Company's balance sheet.

The receivables are recorded at net realizable value on the date of purchase. Any subsequent uncollectible account is written off by OrthAlliance and is funded by the Allied Practice. These accounts receivable should generate funds required for (i) the expenses incurred by the Company to manage and administer the Allied Practices, (ii) the management fees, and (iii) salaries for other employees of the Allied Practices, with the balance due to the owning orthodontists of the Allied Practices.

As of September 30, 1997, the Company had a working capital balance of approximately $15 million. The Company anticipates the primary uses of capital will include additional affiliation with orthodontic practices, certain costs related to the development of satellite offices and funding the working capital needs of the Company and the Allied Practices. The Management Agreements provide for advances by the Company to the Allied Practices for working capital requirements and other purposes. Such loans generally bear interest at prime plus one percent and are repayable over varying periods of time not to exceed five years. It is anticipated that the foregoing capital expenditures will be funded from the Company's cash flow from operations, existing capital resources and borrowings under a revolving credit facility that the Company may obtain in the future. The Company expects that available cash and cash equivalents will be sufficient to meet its normal operating requirements over the near term. During the three months ended September 30, 1997, the Company expended approximately $831,000 of cash for the acquisition of additional practices.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities and Use of Proceeds.

        (a) None
        (b) None
        (c) None
        (d) Pursuant to the registration statement on Form S-1, as amended (No. 333-27143), that became effective on August 21, 1997, the Company offered and sold to the underwriters (managed by J.C. Bradford & Co.) 2,990,000 shares of Class A Common Stock in the Company's initial public offering ("IPO") for an aggregate offering price of $35,880,000. As of September 30, 1997, the amount of expenses incurred by the Company in connection with the issuance and distribution of the Class A Common Stock in the IPO for underwriting discounts and commissions, finders fees, expenses paid to or for underwriters is approximately $2,511,600. As of September 30, 1997, other expenses incurred by the Company in connection with the IPO total approximately $2,231,000. The net proceeds received by the Company after deducting the above expenses is approximately $31,137,400. The Company has used the net proceeds from the Offering as follows:

               Dividend to Founding Practices          $13,759,266
               Payment of Debt Assumed in Merger       $ 2,416,512
               Acquisition of Allied Practices         $   830,799
                                                       -----------
                                                       $17,006,577

                Of the $2,416,512 used of payment of assumed debt, $271,461 was paid to Sam Westover (President, Chief Executive Officer and Director), $172,647 was paid to Paul H. Hayase (Senior Vice President - Human Resources, General Counsel and Secretary), $162,877 was paid to J. Dalton Gerlach (Senior Vice President-Development) and $250,000 was paid to Jonathan E. Wilfong
            (Chairman of the Board) for consulting services related to the public offering.

                Of the $13,759,266 used for payment of the dividend to the
            Founding Practices, $280,403 was paid to Douglas D. Durbin (Director), $107,432 was paid to Randall A. Schmidt (Director) and $582,857 was paid to Randall K. Bennett (Director).

                As of September 30, 1997, the remaining balance of approximately
            $14,130,826 has been used for general corporate purposes or remains available for working capital.



Item 3.  Defaults Upon Senior Securities

        (a) None
        (b) None

Item 4. Submission of Matters to a Vote of Security Holders.

        (a) None
        (b) None
        (c) None
        (d) None

Item 5.  Other Information.

        On October 7, 1997, the Company created a wholly owned subsidiary, OrthAlliance Finance, Inc., a Delaware corporation ("OFI"). OFI is establishing a patient financing program to provide loan processing services to approved patients of Allied Practices. OFI will purchase loans made by the Allied Practices to patients who have met certain credit standards. OFI will pay the Allied Practices approximately twenty (20%) of the total discounted consideration that it is paying for the loan upon receipt of appropriate loan documentation. The balance of the consideration will be paid to the Allied Practices, with interest, over approximately a 24 to 36 month period.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

               27.1 Financial Data Schedule

        (b) Reports on Form 8-K

                The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  ORTHALLIANCE, INC.
                                        ----------------------------------------
                                                     (Registrant)




Date  November 12, 1997                  By: [SIG]
      -----------------                     ------------------------------------
                                            Sam Westover,
                                            President and
                                            Chief Executive Officer




Date  November 12, 1997                  By: [SIG]
      -----------------                     ------------------------------------
                                            Robert Chilton,
                                            Chief Financial Officer