Form 10-K
period 1997-12-31
ORTHALLIANCE INC
filed 1998-03-31
CIK 1039139

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 1997


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from _____________ to ___________

                        Commission file number 000-22975


                               ORTHALLIANCE, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                               95-4632134
         (State or other jurisdiction of                (I.R.S. employer
         incorporation or organization)                identification no.)


      23848 HAWTHORNE BOULEVARD, SUITE 200                    90505
           TORRANCE, CALIFORNIA 90505                      (Zip code)
    (Address of principal executive offices)

       Registrant's telephone number, including area code: (310) 791-5656

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Class A Common Stock, par value $.001 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X   NO
                                             ---     ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 1998 (based on the last reported closing price per share of Common Stock as reported on The Nasdaq National Market on such date) was approximately $161,117,958. As of March 31, 1998, the registrant had 12,472,950 shares of Class A Common Stock outstanding and 250,000 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 5, 1998 are incorporated by reference in Part III.


===============================================================================

                                     PART I

ITEM 1.  BUSINESS.

         Certain statements in this Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in certain documents incorporated by reference herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "1933 Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"). Those statements include statements regarding the intent, belief or current expectations of OrthAlliance, Inc. (the "Company") and members of its management team. Management cautions that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth in the Safe Harbor Compliance Statements included as Exhibit 99.1 to this Form 10-K, and are hereby incorporated herein by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.


GENERAL

         The Company was incorporated on October 21, 1996 to provide practice management or consulting services to orthodontic practices throughout the United States. The Company (i) manages certain business aspects of orthodontic practices affiliated with the Company (the "Allied Practices"), and (ii) provides capital for the development and growth of Allied Practices. On August 26, 1997, the Company affiliated with 55 Allied Practices with 82 orthodontists at the Allied Practices (the "Allied Orthodontists") operating 147 offices in 16 states pursuant to long-term management services or consulting agreements, and commenced its initial operations. From August 26, 1997 to December 31, 1997, the Company increased the number of Allied Practices to a total of 66, with 99 Allied Orthodontists operating 178 offices in 18 states. The Company intends to continue to expand its network of Allied Practices and to target orthodontic practices that management believes are leading practices in their markets based upon a variety of factors, including size, profitability, historical growth and reputation for high quality care, among local consumers of orthodontic services and within the orthodontic services industry.

         The Company provides fee-based management or consulting services to its Allied Practices thereby allowing Allied Orthodontists to concentrate on providing cost effective, quality patient care. The Company does not practice orthodontics or dentistry, but generally acquires certain operating assets of an orthodontic practice, employs the employees (except orthodontists, and where applicable law requires, hygienists and dental assistants), and enters into service or consulting agreements with the Allied Practices whereby the Company provides management or consulting services to the Allied Practices, including billing and collections, cash management, purchasing, inventory management, payroll processing, advertising and marketing, financial reporting and analysis, productivity reporting and analysis, training, associate orthodontist recruiting and capital for satellite office development and acquisitions. Where state law allows and upon request by an Allied Practice, the Company leases equipment or office space to the Allied Practices. Unless otherwise indicated by the context, references herein to practice management services, agreements or rights include consulting or similar arrangements that the Company has or will enter into with certain Allied Practices in order to comply with applicable regulations in certain states regarding practice management.

         For the year ending December 31, 1997, the Company generated an operating loss, after taking into account a $3,392,000 non-recurring organizer compensation charge, of $165,000 on $18,081,000 in net revenue.

THE ORTHODONTIC INDUSTRY

         Orthodontics, the art and science of correcting the misalignment of teeth, has historically been one of the most profitable specialties in dentistry. Orthodontic research and education have aided the development of new materials and techniques of orthodontic treatment, including the use of computers to help solve complex cases. In 1994, orthodontists in the United States conducted examinations of nearly 2.5 million potential new patients and initiated treatment for approximately 1.5 million patients. The typical orthodontist initiated treatment for approximately 170 patients in 1994 and maintained approximately 380 active cases. Unless otherwise indicated, industry information is derived from the 1995 Journal of Clinical Orthodontists Orthodontic Practice Study (the "JCO Study") and relates to 1994. The information compiled in the JCO Study relates to orthodontists who have completed accredited graduate orthodontic training programs and does not include general dentists who also perform certain orthodontic services.

         The primary target market for orthodontic treatment is children ages 8 to 18. In 1994, approximately 80%, or 1.2 million, of all patients treated were children. The U.S. Census Bureau estimates that as of July 1, 1996, there were approximately 37.6 million children and adolescents between the ages of 10 and
19. Management believes that as many as 80% of these children and adolescents could benefit from orthodontic treatment. In addition to the traditional juvenile market, the adult market has been a rapidly growing market for orthodontic services. Based on statistics obtained from the JCO Study, management believes that the adult market for orthodontic services remains largely untapped, as the number of adults who need or want orthodontic treatment substantially exceeds the number of patients currently seeking treatment. In 1994, standard case fees averaged approximately $3,500 for children and $3,800 for adults.

         There are approximately 9,000 practicing orthodontists in the United States, nearly all of whom have graduated from accredited graduate programs of orthodontics. The industry is highly fragmented, with approximately 90% of the practicing orthodontists acting as sole practitioners and the balance practicing in multiple-doctor practices (generally two orthodontists) or in groups affiliated with the Company or its competitors. The training and qualification of an orthodontist is extremely rigorous. Generally, a dentist must graduate in the top 10% of his or her class at an accredited graduate school of dentistry, pass national and state board examinations, and complete an accredited graduate orthodontic program to become an orthodontist. These programs typically are structured as two- or three-year programs. Each year about 200 new orthodontists graduate from accredited orthodontic programs.

OPERATING STRATEGY

         The Company's operating strategy focuses on enabling the Allied Practices to compete more effectively and realize greater profitability than other orthodontic practices, thereby providing an inducement for additional orthodontists to affiliate with the Company. Key elements of the Company's operating strategy include:

         EMPHASIZING QUALITY PATIENT CARE. Management believes that the services and support it provides the Allied Orthodontists impact the level of patient care positively by increasing the Allied Orthodontists' time available to concentrate on patient care. The qualifications of providers of orthodontic services vary from general dentists who have taken weekend courses in orthodontics to graduates of accredited three-year programs. Nearly all Allied Orthodontists affiliated with the Allied Practices are graduates of accredited orthodontic programs. The Company established a clinical care advisory committee consisting of Allied Orthodontists to formulate quality assurance programs and to consult with each other on current treatments, techniques and issues. Furthermore, orthodontic graduates recruited by the Company will be required (in most cases) to complete a mentoring program pursuant to which such graduates will provide treatment under the supervision and guidance of an experienced Allied Orthodontist for a period of time before assuming primary responsibility for patient care at a satellite office of an Allied Practice.

         CAPITALIZING ON THE BEST DEMONSTRATED PRACTICES OF ALLIED ORTHODONTISTS. Management evaluates the policies and procedures of the Allied Practices, including such critical areas as treatment quality, delivery of patient care, practice-building, marketing, patient financing programs and expense control. The Company provides Allied Orthodontists with comparative operating and financial data to enable Allied Orthodontists to detect areas of their practices that could be improved. The Company provides its own analysis of such operating and financial data and recommends changes to improve performance. The Company consults with Allied Practices that have had demonstrated success in a certain area and generally seeks to facilitate communication among Allied Practices through periodic conferences and meetings and, ultimately, through a proprietary intranet system.

         ACHIEVING OPERATING EFFICIENCIES AND ECONOMIES OF SCALE. The Company implements a variety of operating procedures and systems to improve the productivity and profitability of each Allied Practice and to achieve economies of scale including, without limitation, centralized payroll processing, inventory control and national group purchasing contracts. The Company implements appropriate credit and collection policies which accommodate specific needs of the target market of each Allied Practice. Operating efficiencies and economies are instituted on a per market or per Allied Practice need basis after analysis of work flow, patient flow, aged accounts receivable history, facilities, employee work load and productivity, and patient satisfaction.

         INCREASING THE AFFORDABILITY OF ORTHODONTIC CARE THROUGH FLEXIBLE PAYMENT PLANS. The Company assists Allied Practices in developing and implementing payment plans designed to make orthodontic services more affordable to prospective patients. Many of the Allied Practices historically received a down payment of approximately 25% of the total cost of services. Recognizing that orthodontic services are largely discretionary and that a significant down payment is often a deterrent to prospective patients, the Company believes that flexible payment plans are an effective means of increasing patient volume. Payment plans are tailored to respond to the various market demands and opportunities. The Company makes general recommendations to all Allied Practices with respect to instituting flexible payment plans and develops and implements market-tailored plans at the request of individual Allied Practices. In addition, the Company provides the working capital necessary for the Allied Practices to implement flexible payment plans which may result in the reduction or elimination of down payments.

         STIMULATING DEMAND IN LOCAL MARKETS THROUGH AGGRESSIVE MARKETING. In consultation with and upon approval of the Allied Practices, the Company develops and implements aggressive and innovative marketing plans to augment each Allied Practice's referral and other marketing systems. Certain Allied Practices have developed referral systems with local dentists. Upon the request of an Allied Practice and in appropriate markets, the Company attempts to assist such Allied Practice in reaching potential patients through print, local television and radio advertising.

GROWTH STRATEGY

         The Company's growth strategy includes affiliation with existing orthodontic practices in both new and existing markets, the development of satellite offices for existing Allied Practices and internal growth through improved operating efficiencies.

         AFFILIATIONS WITH EXISTING ORTHODONTIC PRACTICES. The Company targets for affiliations a market that includes approximately half of the orthodontic practices in the United States (approximately 4,500 practices), which practices fit the Company model of quality and opportunity for revenue and earnings growth. The Company (i) provides the capital to open and integrate new orthodontic offices into existing Allied Practices, (ii) identifies and recruits qualified associate orthodontists for the Allied Practices, (iii) designs and offers business and clinical systems for each Allied Practice, (iv) with the approval of the Allied Orthodontist, hires the necessary business and non-orthodontic personnel for each new Allied Practice, (v) helps increase each Allied Practice's market share and the number of new patients seen by recommending successful marketing and advertising strategies, and (vi) reduces the time Allied Orthodontists spend on administrative and business related tasks, allowing them to focus on delivering quality patient care.

         DEVELOPMENT OF ORTHODONTIC SATELLITE OFFICES. If management determines market demand supports practice expansion, the Company assists Allied Orthodontists in developing satellite offices to be integrated into Allied Practices. The Company provides capital for practice expansion, market research, site selection, office design and marketing support for satellite office development.

         INTERNAL GROWTH THROUGH IMPROVED OPERATING EFFICIENCIES. The Company offers a variety of operating procedures and systems to improve the productivity and profitability of the Allied Practices. The Company implemented payroll processing, financial reporting and analysis, inventory management and national group purchasing discounted contracts and implements appropriate credit and collection policies which accommodate specific needs of each Allied Practice. Operating efficiencies and economies are instituted on a per market or per Allied Practice need basis.

PAYMENT PLAN AND CASE FEES

         PAYMENT PLAN; CASE FEES. At the initial orthodontic treatment, generally the patient signs a contract outlining the terms of the treatment, including the anticipated length of treatment and the total fees. Each Allied Orthodontist determines the appropriate fee to charge for services to patients based upon market conditions in the area served by that Allied Orthodontist. Generally, the amount charged by the Allied Orthodontists is independent of the patient's source of payment. The number of required monthly payments is estimated at the beginning of the case and generally corresponds to the anticipated number of months of treatment. Depending on the patient's credit history, the down payment ranges from a substantial down payment to no down payment. Patients are typically required to pay equal monthly installments, although each Allied Practice offers a payment plan tailored to its market and patients.

         If the treatment period exceeds the period originally estimated by the orthodontist, the patient and the Allied Orthodontist will determine whether payment for additional treatment will be required. If the treatment is completed prior to the scheduled completion date, the patient is required to pay the remaining balance of the contract. If a patient terminates the treatment prior to the completion of the treatment period, the patient is required to pay the balance due for services rendered to date.

         Other payment plans with lower monthly payments are available for patients who have insurance coverage for the treatment. Payments from patients with insurance may be lower, depending upon the amount of the fee paid on behalf of the patient by insurance policies. For patients with insurance coverage, the portion of the fee not covered by insurance is paid by the patient and is generally not waived or discounted by the Allied Practice.

LOCATION

         As of December 31, 1997, the Company provided management services to Allied Practices at the following locations:

                                                Number of              Number of         Number of
         State                                Orthodontists(1)          Offices            Cities
         -----                                ----------------          -------          ----------
         Alabama........................            3                       3                  3
         Arizona........................            3                       5                  4
         California.....................           21                      28                 27
         Florida........................           18                      33                 25
         Georgia........................           22                      52                 33
         Illinois.......................            1                       1                  1
         Indiana........................           11                      14                 13
         Kentucky.......................            2                       6                  6
         Michigan.......................            1                       1                  1
         Minnesota......................            2                       2                  2
         Mississippi....................            2                       6                  6
         Oregon.........................            1                       3                  3
         Pennsylvania...................            2                       3                  3
         South Carolina.................            3                       5                  5
         Tennessee......................            2                       3                  3
         Texas..........................            4                       9                  9
         Utah...........................            2                       2                  2
         Virginia.......................            2                       2                  2
                                                  ---                     ---                ---
              Total.....................          102                     178                148
                                                  ===                     ===                ===

AGREEMENTS WITH ALLIED PRACTICES AND ALLIED ORTHODONTISTS

         Each Allied Practice has entered or enters into the following three material agreements: (i) an acquisition agreement, which may be in the form of a purchase and sale agreement whereby the Company acquires certain of the assets, or stock of an entity holding certain assets, of the Allied Practice, or an agreement and plan of reorganization, whereby the Allied Practice transfers certain assets to the Company; (ii) either a service agreement or a consulting agreement (depending upon the applicable state regulatory requirements), whereby the Company provides management or consulting services to the Allied Practice; and (iii) an employment agreement between the Allied Practice and each related Allied Orthodontist who is an equity holder in the Allied Practice or who provides orthodontic services through such practice for more than ten days each month.

         ACQUISITION AGREEMENTS. Each acquisition agreement generally results in the sale by the Allied Practice of its equipment, licenses (to the extent assignable by law), inventory, accounts receivable, furniture and other personal property, or some combination thereof based on applicable state laws or regulations, in exchange for consideration based on the Allied Practice's adjusted patient revenue. The aggregate purchase price paid by the Company is generally payable in cash and shares of Class A Common Stock, as determined by each Allied Practice and the Company. The aggregate consideration paid by the Company in connection with the affiliation of the 11 Allied Practices from August 26, 1997 to December 31, 1997 was approximately $12.4 million, comprised of $2.1 million in cash and 863,775 shares of Class A Common Stock

--------
         (1)        Three Allied Orthodontists operate in two states.

         SERVICE AGREEMENTS. Each service agreement generally requires the Company to perform the following services for the Allied Practices: provide and maintain specified furnishings and equipment; provide necessary employees (except orthodontists and, where applicable law requires, hygienists and dental assistants); establish appropriate business systems; purchase and maintain inventory; perform payroll and accounting functions; provide billing and collection services with respect to patients, insurance companies, and third-party payors; arrange certain legal services not related to malpractice litigation; design and execute a marketing plan; advise with respect to new office locations; and manage and organize the Allied Practice's files and records, including patient records where permitted by applicable law. If the Allied Practice lacks sufficient funds to pay its current expenses, the Company is required to advance funds to the Allied Practice for the purpose of paying such expenses, subject to terms to be initially agreed upon. In exchange for performing the services described above, the Company receives a management fee based on one of the three fee structures described in Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company has entered into agreements with certain Allied Practices to make the payment of such management fees after the first two years contingent on various factors, including practice profitability compared to acquisition consideration, timely reporting of information, participation in practice improvement programs and orthodontist hours worked. Prior patient revenue is not necessarily indicative of the level of revenue that these practices may be expected to generate in the future.

         The term of each service agreement is for 20 or 25 years, subject to prior termination by either party in the event the other party becomes subject to voluntary or involuntary bankruptcy proceedings or materially breaches the agreement, subject to a cure period. In addition, the Allied Practices may terminate the service agreements upon the occurrence of a change of control of the Company (as defined therein, which does not include a transaction approved by the Company's Board of Directors). Upon the expiration or termination of the service agreement, the Allied Practice may, and in certain circumstances must, repurchase for cash (at book value) certain assets, including all equipment, and assume certain liabilities of the Company related to the Allied Practice.

         Each service agreement is generally not assignable by either party thereto without the written consent of the other party; however, the Company may assign the service agreement without the Allied Practice's consent to any entity under common control with the Company. The Company and the Allied Practice indemnify each other for costs and expenses incurred by such other party that are caused directly or indirectly by, as the case may be, the Company's or the Allied Practice's intentional or negligent acts or omissions. In the case of the Allied Practice's obligation to indemnify the Company, such obligation also applies to intentional or negligent acts and omissions occurring prior to the date of the service agreement. As of December 31, 1997, the Company had entered into service agreements with 40 Allied Practices.

         CONSULTING AGREEMENTS. Certain provisions of the consulting agreement are substantially similar to the service agreement, including provisions relating to the Company's obligation to loan funds to the Allied Practice in the event the Allied Practice is unable to pay its current expenses, termination of the consulting agreement, repurchase of assets and assumption of liabilities by the Allied Practice upon expiration or termination, assignment, and indemnification.

         The services provided by the Company to the Allied Practice under each consulting agreement generally include consulting with respect to equipment and office needs; preparing staffing models appropriate for an Allied Practice; advising and training with respect to business systems; purchasing and maintaining inventory; advising with respect to and providing or arranging accounting and bookkeeping services; advising with respect to developing a marketing plan; assessing the financial feasibility of establishing new offices; providing billing and collection services; and assisting the Allied Practice in organizing and developing filing and recording systems. In exchange for such services, the Company receives a consulting fee based on one of the three fee structures described in Management's Discussion and Analysis of Financial Condition and Results of Operations. As of December 31, 1997, the Company had entered into consulting agreements with 26 Allied Practices.

         Pursuant to both the service agreements and consulting agreements, Allied Orthodontists maintain full control over and ownership of their orthodontic practices, determine which personnel will be allied with the Allied Practices and set their own standards of practice. The Company does not engage in the practice of orthodontics or dentistry. Each Allied Orthodontist is responsible for compliance of his or her Allied Practice with state and local regulations applicable to the practice of orthodontics and with licensing or certification requirements. Each Allied Practice, in its sole discretion, determines the fees to be charged for services provided to patients based upon market conditions in the service area and other factors deemed appropriate by the Allied Practice. Each Allied Practice executes payor contracts and acquires and pays for its own malpractice insurance coverage.

         Employment Agreements. Each Allied Orthodontist who is or becomes an equity holder in an Allied Practice or who provides orthodontic services through an Allied Practice for more than 10 days a month is required to execute an employment agreement with the Allied Practice. Each employment agreement generally provides that the Allied Orthodontist will perform professional services for the Allied Practice for a period of five years, subject to prior termination (i) for cause by the Allied Practice (which generally means death, incapacity, willful misconduct, conviction for a felony, or chronic alcoholism or drug addiction) and (ii) by the Allied Orthodontist in the event of a material breach by the Allied Practice. The Allied Orthodontist agrees that following termination or expiration of the employment agreement, he or she will not compete for a period of two years in the market in which the Allied Practice operates an office and will limit the methods of advertising in the area in which an Allied Practice is located.

GOVERNMENT REGULATION

         General. The field of orthodontics is highly regulated, and there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future. In general, regulation of healthcare companies is increasing. Every state imposes licensing requirements on individual orthodontists and on facilities operated by and services rendered by orthodontists. In addition, federal and state laws regulate health maintenance organizations and other managed care organizations for which orthodontists may be providers. In connection with the entry into new markets, the Company, Allied Practices and Allied Orthodontists may become subject to compliance with additional regulations.

         The operations of the Allied Practices must meet federal, state and local regulatory standards in the areas of safety and health. Historically, compliance with those standards has not had any material adverse effect on the operations of the Allied Practices. Based on its familiarity with the historical operations of the Allied Practices and the activities of the Allied Orthodontists, management believes that the Allied Practices are in compliance in all material respects with all applicable federal, state and local laws and regulations relating to safety and health.

         State Legislation. The laws of several states prohibit orthodontists from splitting fees with non-orthodontists. Furthermore, many states prohibit non-orthodontic entities from practicing dentistry, including orthodontics, employing orthodontists, or in some circumstances, employing hygienists and dental assistants. The laws of some states prohibit advertising orthodontic services under a trade or corporate name and require that all advertising be in the name of the orthodontist. A number of states also regulate the content of advertisement of orthodontic services and the use of promotional gift items. A number of states limit the ability of a non-licensed dentist or non-orthodontist to own equipment or offices used in an orthodontic practice. Some of these states allow leasing of equipment and office space to an orthodontic practice, under a bona-fide lease, if the equipment and office remain in the complete care and custody of the orthodontist. Management believes, based on its familiarity with the historical operations of the Allied Practices, the activities of the Allied Orthodontists and applicable regulations, that the Company's current and planned activities do not constitute the prohibited practices contemplated by these statutes and regulations. There can be no assurance, however, that future interpretations of such laws, or the enactment of more stringent laws, will not require structural and organizational modifications of the Company's existing contractual relationships with its Allied Orthodontists or the operation of the Allied Practices. In addition, statutes in some states could restrict expansion of Company operations in those jurisdictions. The Company enters into either a service agreement or consulting agreement depending upon applicable state regulations.

         Regulatory Compliance. The Company monitors developments in laws and regulations relating to the practice of orthodontics and dentistry. The Company may be required to modify its agreements, operations and marketing strategies from time to time in response to changes in the business and regulatory environment. The Company intends to structure all of its agreements, operations and marketing in accordance with applicable law, although there can be no assurance that its arrangements will not be successfully challenged or that required changes may not materially affect the Company's business, financial condition and results of operations.

COMPETITION

         The business of providing orthodontic services is highly competitive in each market in which the Allied Practices operate. Allied Practices compete with orthodontists who maintain single offices or operate a single satellite office, as well as with orthodontists who maintain group practices or operate in multiple offices. Allied Practices also compete with general dentists and pediatric dentists who provide certain orthodontic services, some of whom have more established practices. The provision of orthodontic services by such dentists and pediatric dentists has increased in recent years.

         The Company faces substantial competition from other entities as the Company seeks to affiliate with additional orthodontic practices. The Company is aware of several practice management companies that are focused in the area of orthodontics. Additional entities may enter this market and compete with the Company. Certain of these competitors have greater financial or other resources than the Company.

EMPLOYEES

         As of December 31, 1997, the Company employed approximately 700 persons, including 645 full-time employees. None of the Company's employees is represented by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

INTELLECTUAL PROPERTY

         The Company's intent to use application for the service mark "OrthAlliance" has been allowed by the U.S. Patent and Trademark Office ("Trademark Office"). The trademark registration should be issued after the Trademark Office accepts the Company's Statement of Use, which the Company has filed. Management intends to continue to utilize the service mark, as allowed by applicable law, in the Company's marketing and advertising campaigns and in connection with the Company's services.


INSURANCE

         The Company maintains general liability insurance for itself and on behalf of the Allied Practices and, where permitted by applicable law and insurers, the Company is named as an additional insured under the policies of the Allied Practices. There can be no assurance that any claims against the Company or any of the Allied Practices will not be successful, or if successful, will not exceed the limits of available insurance coverage or that such coverage will continue to be available at acceptable rates. The Allied Orthodontists purchase and maintain their own malpractice liability insurance coverage.

ITEM 2.  PROPERTIES.

         The Company leases approximately 4,200 square feet of office space in Torrance, California for its headquarters. In addition, the Company leases office space for certain Allied Practices (see note 11 to the Company's financial statements) with aggregate monthly payments of $438,000 as of December 31, 1997.

ITEM 3. LEGAL PROCEEDINGS.

         As of December 31, 1997, the Company did not have any pending legal proceedings that separately, or in the aggregate, if adversely determined, would have a material adverse effect on the Company. The Company and its Allied Orthodontists may, from time to time, be a party to litigation or administrative proceedings which arise in the normal course of business.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

         The Company's executive officers and key employees are as follows:

                  Name                      Age      Position with the Company
                  ---                       ---      -------------------------
                  Jonathan Wilfong          48       Chairman of the Board of Directors
                  Sam Westover              42       President, Chief Executive Officer and Director
                  Robert S. Chilton         39       Chief Financial Officer
                  P. Craig Hethcox(1)       45       Chief Operating Officer
                  Paul H. Hayase            42       Senior Vice President - Human Resources, General
                                                     Counsel and Secretary

         Jonathan E. Wilfong has served as Chairman of the Board of Directors of the Company since May 1997. Mr. Wilfong has served as an executive consultant to the Company since its inception. Mr. Wilfong is the founder and a principal of Newfound Capital Associates, an investment banking advisory firm founded in 1996 that specializes in advising high growth businesses on capital formation strategies and acquisition transactions. Mr. Wilfong is a Certified Public Accountant, and from 1983 to 1996 was a partner with Price Waterhouse LLP in Atlanta, Georgia and Greenville, South Carolina.

         Sam Westover has served as Director, President and Chief Executive Officer of the Company since October 1996. From August 1993 until July 1996, Mr. Westover served as President and Chief Executive Officer of SystEmed Inc., a pharmacy benefit management company, where he also served as Director from July 1992 until February 1997. From January 1993 until August 1993, Mr. Westover served as Senior Vice President, Chief Financial Officer and Treasurer of Wellpoint Health Networks, Inc., a health insurance company. Prior to joining Wellpoint, Mr. Westover served as Chief Financial Officer and Senior Vice President, Corporate Financial Services of Blue Cross of California, a position to which he was named in May 1990.

         Robert S. Chilton has served as Chief Financial Officer of the Company since May 1997. From April 1994 until May 1997, Mr. Chilton served as Vice President/Controller of E&S Ring Management Corporation, a real estate management firm. Mr. Chilton was Controller of Karl Storz Endoscopy-America, Inc., a medical device manufacturer and distributor, from October 1987 until April 1994. Mr. Chilton is a Certified Public Accountant, and from February 1985 to October 1987 was employed by KPMG Peat Marwick.

         P. Craig Hethcox served as Chief Operating Officer of the Company from August 21, 1997 to January 31, 1998. From January 1997 to August 26, 1997, Mr. Hethcox served as Chief Executive Officer of US Orothodontic Care, Inc. ("USOC"). From July 1994 to December 1996, Mr. Hethcox served as Chief Operating Officer for Equimed, Inc., where he directed the corporate operations for sixty-five ophthamology, oncology and surgical center entities. From 1988 to June 1994, Mr. Hethcox served as Vice President of Operations for Medical Care America, where he was responsible for the operations of the then largest practice management company with surgical centers. Mr. Hethcox also held senior


(1) Effective January 31, 1998, Mr. Hethcox's employment as Chief Operating Officer was terminated.

management positions with Medical Corporation of America, Inc., and Omni Eye Services, Inc., both ophthalmology practice management operations, and was Chief Executive Officer of Lakeside Community Hospital.

         Paul H. Hayase has served as Senior Vice President - Human Resources, General Counsel and Secretary of the Company since October 1996. From August 1995 until January 1997, Mr. Hayase served as Vice President - Human Resources, General Counsel and Secretary of Systemed, Inc. Mr. Hayase served as Senior Counsel of Ralphs Grocery Company, a supermarket chain in California, from November 1993 to August 1995. From January 1985 to November 1993, Mr. Hayase served as Senior Vice President, General Counsel for Knapp Communications Corporation, a magazine publishing company.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

         (a) The Company's Class A Common Stock is traded on The Nasdaq Stock Market's National Market System under the symbol "ORAL." There is no established public trading market for the Company's Class B Common Stock. No transfers are permitted of Class B Common Stock, except to the Class B stockholder's spouse, parents, siblings, lineal descendants, trusts for the benefit of any such individual or as determined by laws of descent or wills. The high and low prices of the Company's Class A Common Stock as reported on The Nasdaq Stock Market during each quarter from August 21, 1997 are shown below:

1997                                   High             Low
----                                   ----             ---
Fourth Quarter                         15 1/2            8 1/2
Third Quarter                          15 3/8           13 1/2

1998
----

First Quarter
  (through March 26, 1998)             13 11/16         10 1/4

         At March 26, 1998, the last reported sale price of the Class A Common Stock was $13 11/16 per share and there were approximately 181 record holders of Class A Common Stock and 52 record holders of Class B Common Stock.

         Except for the payment of $13.8 million cash consideration paid to the initial 55 Allied Practices which was recorded as a cash dividend, the Company has not declared any dividends on either its Class A Common Stock or its Class B Common Stock. The Company expects that future earnings, if any, will be retained for the growth and development of the Company's business and, accordingly, the Company does not anticipate that any dividends will be declared or paid on the Class A Common Stock or Class B Common Stock for the foreseeable future. The declaration, payment and amount of future dividends, if any, will depend upon the future earnings, results of operations, financial position and capital requirements of the Company, among other factors, and are limited by the Company's Credit Agreement.

Recent Sales of Unregistered Securities.

         On August 26, 1997, simultaneously with the closing of the Company's initial public offering of its Class A Common Stock pursuant to a Registration Statement on Form S-1, the 55 initial Allied Practices received 5,882,985 shares of unregistered Class A Common Stock as partial consideration for certain assets or stock of such Allied Practices pursuant to the exemption set forth in Section 4(2) of the 1933 Act regarding non-public offerings.

         On August 26, 1997, pursuant to that certain Agreement and Plan of Merger between the Company, USOC and Premier Orthodontic Group, Inc. ("POG"), the Company issued 1,750,000 shares of unregistered Class A Common Stock and 250,000 shares of unregistered Class B Common Stock as merger consideration to the shareholders of USOC and POG in reliance on the exemption set forth in
Section 4(2) of the 1933 Act regarding non-public offerings.

         (b) Pursuant to the registration statement on Form S-1, as amended (No. 333-27143), that became effective on August 21, 1997, the Company offered and sold to the underwriters (managed by J.C. Bradford & Co.) 2,990,000 shares of Class A Common Stock in the Company's initial public offering ("IPO") for an aggregate offering price of $35,880,000. As of December 31, 1997, the amount of expenses incurred by the Company in connection with the issuance and distribution of the Class A Common Stock in the IPO for underwriting discounts and commissions, finders fees, expenses paid to or for underwriters was approximately $2,511,600. The net proceeds received by the Company after deducting the above expenses is approximately $31,137,400. The Company has used the net proceeds from the Offering as follows:

           Dividend to founding Allied Practices                   $13,759,266
           Payment of Debt Assumed in merger
             between the Company, USOC and POG                     $ 4,407,812
           Acquisition of Allied Practices                         $ 2,062,749
                                                                   -----------
                                                                   $20,229,827

         Of the $4,407,812 used of payment for assumed debt, $271,461 was paid to Sam Westover (President, Chief Executive Officer and Director), $172,647 was paid to Paul H. Hayase (Senior Vice President - Human Resources, General Counsel and Secretary), $162,877 was paid to J. Dalton Gerlach (Senior Vice President - Development) and $250,000 was paid to Jonathan E. Wilfong (Chairman of the Board) for consulting services related to the public offering.

         Of the $13,759,266 used for payment of the dividend to the founding 55 Allied Practices, $280,403 was paid to Douglas D. Durbin (Director), $107,432 was paid to Randall A. Schmidt (Director) and $582,857 was paid to Randall K. Bennett (Director).

         As of December 31, 1997, the balance of the funds generated from the offering of approximately $10,907,573 has been used for general corporate purposes or remains available for working capital.

ITEM 6.  SELECTED FINANCIAL DATA.


                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                                         -------------------------------
                                                                                1997        1996(1)
                                                                                ----        ------
                                                                       (In thousands, except per share data)
         STATEMENT OF OPERATIONS DATA:
           Revenues ...................................................       $ 18,081        $ --
           Income before taxes (benefits) and extraordinary item                   105
           Loss before extraordinary items ............................           (736)
           Net loss ...................................................           (736)(2)      --
           Net loss attributable to common shares .....................           (736)
           Net loss per common
            and common equivalent shares ..............................          (0.18)         --
           Weighted average common and common equivalent outstanding
             shares ...................................................          4,026           0

(1) The Company did not have any operations in 1996.

(2) Includes non-recurring compensation expense. (See note 10 to financial statements).

                                                                                AS OF DECEMBER 31,
                                                                                ------------------
                                                                                1997           1996
                                                                                ----           ----
         BALANCE SHEET DATA:

           Working capital (deficit) ..................................       $ 13,085          $-

           Total assets ...............................................         44,363          $-

           Long term liabilities ......................................            121          $-
           Redeemable common stock, common stock,
              additional paid-in-capital, retained
              earnings and treasury stock .............................         34,028          $-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjuction with the accompanying Consolidated Statements of Operations and notes thereto for the year ended December 31, 1997.

General

         The Company began providing practice management services to Allied Practices in the United States on August 26, 1997. The initial 55 Allied Practices included 82 Allied Orthodontists operating 147 offices in 16 states. By the end of 1997, the Company had affiliated with 11 new practices, including 17 additional orthodontists operating out of 31 new locations. Four of these new locations were new satellite offices to existing Allied Practices which were created as part of the Company's strategy to grow the revenue potential of Allied Practices though expansion into new markets. The Company anticipates that future growth will come from both entering into long-term management contracts with existing non-affiliated practices, and from satellite expansion of Allied Practices and operating efficiencies.

         The Company earns revenue by providing services pursuant to long-term service agreements or consulting agreements provides (collectively, "Management Agreements") with Allied Practices. The Company provides management or consulting services to each Allied Practice and assumes substantially all operating expenses except for compensation to Allied Orthodontists and other employees that the Company cannot employ according to applicable state laws. In exchange for assuming these expenses and providing services, the Company records revenues in amounts equal to the assumed expenses plus a service fee or consulting fee, as described below. In general, the Management Agreements provide for the recognition of fees to the Company based on a negotiated percentage of the "Adjusted Patient Revenue" of Allied Practices. The timing of the payment of such service fees is based upon cash collected. Adjusted Patient Revenue is net patient revenue, as determined under generally accepted accounting principles, including adjustments for contractual allowances and other discounts, plus an adjustment for uncollectable accounts. Patient revenue is recognized as services are performed. For orthodontic services, approximately 20% of the orthodontic contract revenue is recognized at the time of initial treatment. The balance of the contract revenue is realized evenly over the remaining treatment period. The 20% estimated revenue at the initial treatment date is based on the estimated costs incurred by the practice at that time as compared to the total costs of providing the contracted services and is consistent with industry standards. The percentage includes the estimated costs of diagnosis and treatment plan development, initial treatment by orthodontic personnel, orthodontic supplies, and associated administrative services.

         The service fee is earned and paid monthly to the Company by each Allied Practice using one of three different fee structures set forth in the Management Agreements:

         (i) a designated percentage of Adjusted Patient Revenue, ranging from 14% to 17%, subject to an annual adjustment based upon improvements in the Allied Practice's operating margin in the most recent calendar year as compared with the immediately preceding calendar year. No annual adjustment shall be made which would result in reducing the designated percentage below the percentage applicable during the first year of the Management Agreement. Operating margin is defined as the percentage determined by dividing operating profit by Adjusted Patient Revenue. Operating profit is equal to Adjusted Patient Revenue less operating expenses, excluding the management fee and such expenses associated with the Allied Practices which the Company is prohibited from incurring, primarily consisting of orthodontist compensation. The average designated percentage is 16.9% for the Allied Practices subject to this fee structure.

         (ii) a designated percentage ranging from 13.5% to 17% of Adjusted Patient Revenue with a potential annual adjustment of 25% of the increase in operating margin (as defined in subparagraph (i) above) in a calendar year as compared to the preceding calendar year multiplied by the Adjusted Patient Revenue for the current calendar year. The supplemental fee for improvement in operating margin, if applicable, is paid in a lump sum payment upon final determination of the Allied Practice's operating margin for the calendar year. The average designated percentage is 16.7% for the Allied Practices subject to this fee structure. In some cases, the Allied Orthodonist must guarantee a minimum level of management fees to be paid by the Allied Practice for a portion of the agreement ranging from one to 25 years. The period covered by the minimum Service Fee varies by agreement, but ranges from one to 25 years.

         (iii) a fixed dollar fee with annual fixed dollar increases for each year of the term of the Management Agreement.

         The Company has entered into agreements with certain Allied Practices to make the payment of such management fees after the first two years contingent on various factors, including practice profitability compared to, acquisition consideration, timely reporting of information, participation in practice improvement programs and orthodontist hours worked. Prior patient revenue is not necessarily indicative of the level of revenue that these practices may be expected to generate in the future.

         Expenses reported by the Company include certain of the expenses to operate the orthodontic offices and all of the expenses of any corporate offices, facilities or functions. Therefore, salaries and benefits include the wages, benefits, taxes or other employment costs for all employees of the Company, including practice office staff, business office staff and management personnel. Rent includes facility expenses for both practice offices and corporate offices. Advertising and marketing includes practice activities to attract new patients and corporate activities to attract new orthodontists to join the Company. General and administrative expenses include professional services, such as legal and accounting, utilities, advertising, marketing, insurance, telephone, license fees, office supplies and shipping expenses. Practice supplies include only those expenses required by the Allied Orthodontist to provide treatment to patients.

RESULTS OF OPERATIONS

The audited financial statements of the Company for the year ended December 31, 1997 reflect a net loss of $736,000 on revenues of $18,081,000. This reflects the results of operations for the period August 26, 1997 to December 31, 1997. Excluding the impact of the non-recurring compensation expense in the amount of $3,392,000, the Company recognized income before income taxes of $105,000. The Company began operations in 1997; therefore, the presentation of prior period information is not applicable.

The following table sets forth, the percentage of certain items in relation to net revenues.

                                                                   Year ended
                                                                December 31, 1997
                                                                -----------------
   Net Revenue ...............................................       100.0%
   Direct Expenses:
       Employee costs ........................................        31.9%
       Practice supplies .....................................         9.3%
       Rent ..................................................         9.7%
       Depreciation and amortization .........................         1.4%
       General and administrative ............................        29.9%
                                                                     -----

       Total operating expenses ..............................        82.2%
                                                                     -----

   Operating profit ..........................................        17.8%
   Non-recurring organizer compensation expense ..............       (18.8%)
   Interest income, net ......................................         1.5%
                                                                     -----

   Income before income taxes ................................         0.5%
   Provision for income taxes ................................         4.6%
                                                                     -----

   Net loss ..................................................        (4.1%)
                                                                     =====

         Net Revenue. The Company began operations on August 26, 1997 and therefore annual revenues reported include only the revenue generated from operations during the period from August 26, 1997 to December 31, 1997. Adjusted patient revenue during this period was $22,975,000, of which 89.1% was generated by the 55 Allied Practices that affiliated with the Company in connection with the IPO. The remaining 10.9% was generated by Allied Practices that affiliated with the Company subsequent to the completion of the IPO. Net Revenue reported by the Company is derived by applying the appropriate management fee percentage against Adjusted Patient Revenue, and adding the reimbursement from the Allied Practices of practice expenses paid by the Company. In addition, the Company does include in revenue the amortization of certain prepaid revenue balances that were acquired from the 55 founding Allied Practices. The amortization recognizes that the orthodontist has provided the services that were prepaid by patients prior to the practice affiliated with the Company. From August 26 to December 31, 1997, the Company recognized $453,000 of amortized prepaid revenue into net revenue. As of December 31, 1997, $1,609,000 of prepaid patient revenue acquired from the 55 founding Allied Practices remained unamortized on the Company's balance sheet. Management expects to amortize most of this balance into revenue during 1998 as the patients receive orthodontic services.

         Operating Expenses. The amounts reported for operating expenses represent the amounts incurred from August 26, 1997 to December 31, 1997. All of the expense categories are consistent with management's expectations based upon expense information provided by the Allied Practices prior to affiliation with the Company. Operating expenses as a percentage to revenue are consistent with levels seen within the industry.

         Depreciation and Amortization. Depreciation and amortization expense primarily relates to the depreciation of capital assets and the amortization of excess cost over the fair value of net assets acquired (goodwill) and certain other intangibles. The Company's policy is to amortize goodwill over the expected period to be benefited, not to exceed the term of the Management Agreements. For the period August 26, 1997 to December 31, 1997, depreciation and amortization was $245,000.

         Non-recurring Organizer Compensation Expense. Prior to the completion of the IPO, USOC and POG merged with and into the Company, and the Company succeeded to the rights and obligations of both USOC and POG. Certain compensation expenses were incurred by USOC and POG during the period from inception (October 21, 1996) through August 26, 1997 in connection with the IPO. In the second quarter of 1997, the Company issued warrants to owners of certain Allied Practices, and certain officers and consultants for their assistance in recruiting orthodontists to the Company and in completing the IPO. In addition, pursuant to the merger between USOC, POG and the Company, warrants held by Jonathan Wilfong and Robert Garces to purchase a total of 225,000 shares of USOC stock converted into warrants to purchase an equal number of shares of the Company's Class A Common Stock. The Company recorded compensation expense of $3,392,000 related to these warrants during 1997.

         Interest Income. Net interest income for the period August 26, 1997 to December 31, 1997 was $270,000. This represents interest earned on excess cash balances invested primarily in short-term money market accounts.

         Provision for Income Taxes. Provision for income taxes for 1997 was $841,000. A reconciliation of the provision for income taxes for the year ending December 31, 1997 to the amount computed at the Federal statutory rate is included in Note 13 of Notes to Consolidated Financial Statements. The Company's effective income tax rate for the year was higher than the statutory rate primarily due to the nondeductibility for income tax purposes of the organizer compensation expense and amortization of goodwill.


QUARTERLY OPERATING RESULTS

         The Company's unaudited quarterly operating information for 1997 is shown in the following table. The Company began operations in the third quarter of 1997, but the Company recognized non-recurring organizer expense related to warrants, described above, in the second and third quarter. The fourth quarter represents the only quarter presented when the Company was fully operational during the entire quarter.

                                              Quarters ended
                                              --------------
                                      March 31           June 30                Sept. 30                 Dec. 31
                                      --------           -------                --------                 -------
   Total Revenues                      $ --            $        --             $ 4,054,000             $14,027,000
   Net Operating Income                $ --            $(1,935,000)            $  (880,000)            $ 2,346,000
   Net Income                          $ --            $(1,935,000)            $  (322,000)            $ 1,521,000
   Basic Earnings Per Share            $ --                  $ N/A             $     (0.07)            $      0.13


SEASONALITY

         Most patients who seek orthodontic treatment are children, although the number of adults seeking treatment has been increasing in recent years. Based upon information provided by the Allied Practices, and based upon the results of operations in 1997, the Company expects an increase in new patient volume during the summer months when children are not in school. The Company also expects the lowest volume of patient starts during the Christmas holiday season when children are on vacation and when many of the Allied Practices are closed.
Since the Company recognizes 20% of all patients contracts as revenue in the month treatment begins, the Company expects higher patient revenue in the third quarter and lower patient revenue in the fourth quarter. Accordingly, the Company should see an increase or decrease in service fee revenue during these periods.

LIQUIDITY AND CAPITAL RESOURCES

Pursuant to the Registration Statement on Form S-1, as amended (No. 333-27143), that became effective on August 21, 1997, the Company offered and sold to the underwriters (co-managed by J.C. Bradford and CIBC Oppenheimer) 2,600,000 shares of Class A Common Stock at $12.00 per share. Concurrently, the underwriters exercised their over-allotment option for an additional 390,000 shares of Class A Common Stock. The IPO and exercise of the over-allotment option generated, net of underwriting discounts and commissions, approximately $33.4 million in cash for the Company. The Company has used these funds to pay some of the expenses for the IPO, to pay a dividend to the owners of the 55 original Allied Practices that affiliated with the Company in August 1997 ($13.8 million), to fund the acquisition of certain operating assets of, or the stock of entities holding certain operating assets of newly affiliated practices, to pay debt assumed from Allied Practices as part of the affiliation process, and for working capital requirements.

As of December 31, 1997, the Company had a working capital balance of approximately $13.3 million. The Company anticipates the primary uses of capital will include additional affiliations with orthodontic and pediatric dental practices, certain costs related to the development of satellite offices, and funding the working capital needs of the Company and Allied Practices.

On December 30, 1997, the Company entered into a credit agreement with First Union National Bank to provide a $25 million revolving line of credit. The term of this facility is for three years. The interest on borrowings accrues at either the bank's prime rate or LIBOR, plus a margin between 0.25% and 1.875%. Amounts borrowed are secured by security interests in certain of the Company's assets, including accounts receivable, Management Agreements and capital stock in Company's subsidiaries. As of December 31, 1997, no borrowings were outstanding under this credit facility and the Company was in compliance with all applicable covenants. The agreement terminates on December 30, 2000, but does include two one year renewal options, subject to lender's approval.

The working capital requirements and capital resources needed to continue the acquisition and development efforts will be funded through a combination of cash flows provided by ongoing operations, funding from the Company's revolving line of credit, and proceeds remaining from the IPO. Management believes that these sources of capital will be sufficient to meet the Company's funding requirements for the next twelve months. The Company may choose to issue debt or equity to meet its future long-term capital needs as management deems appropriate.

After the completion of the IPO and the affiliation of the founding 55 Allied Practices, the Company acquired certain operating assets of, or the stock in entities that held certain operating assets of, 11 additional orthodontic practices. The total consideration paid for these Allied Practices was $12.4 million, of which $2.1 million was paid in cash and the balance through the issuance of 863,775 shares of Class A Common Stock, pursuant to a Registration Statement on Form S-4 (No. 333-29435).

The Company continually purchases the patient accounts receivable generated by each Allied Practice and records these receivables on the Company's balance sheet. The receivables are recorded at net realizable value on the date of purchase. Any subsequent uncollectible account is written off by the Company and the Allied Practice revenue is reduced accordingly. The impact on the Company from such write-offs is the loss of management fee because practice revenue is reduced. These accounts receivable should generate funds required for (i) the expenses incurred by the Company to manage and administer the Allied Practices,
(ii) service fees, and (iii) salaries for other employees of the Allied Practices, with the balance due to the Allied Orthodontists owning the Allied Practices.

The Management Agreements provide for advances by the Company to the Allied Practices for working capital requirements and other purposes. Such loans generally bear interest at the prime plus one percent and are repayable over varying periods of time not to exceed five years. As of December 31, 1997, the Company had advanced $2,010,000 to the Allied Practices.

YEAR 2000 COMPLIANCE

The Company has reviewed the systems utilized by the corporate office in all areas of office automation, including payroll, payables, general ledger and data management. In all cases the systems are already in full compliance with Year 2000 requirements or the developers of the systems has a Year 2000 compliant version available. The corporate office intends to upgrade any remaining systems that are not already in compliance, with a compliant version before the end of 1998. The cost to upgrade these systems is minimal since the upgrades are provided by the developers under the maintenance agreements already in place.

The Company has not performed an evaluation of the practice management systems installed in each of its Allied Practice offices. Therefore, the Company is not aware of which systems are currently Year 2000 compliant. The Company does have a plan to evaluate the practice management systems for Year 2000 compliance before the end of 1998. Since the Company is not aware of which systems are currently Year 2000 compliant, the Company is not aware of the costs associated with upgrading the practice management systems to Year 2000 compliance. However, any costs incurred by the Company to complete a systems upgrade would be reimbursed to the Company by each Allied Practice.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                  Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's Financial Statements, together with the report thereon of Arthur Andersen LLP, dated February 27, 1998 begin on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  Not Applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information contained under the heading "Information Concerning Directors" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on June 5, 1998 (the "1998 Proxy Statement") is incorporated herein by reference. Information regarding the Company's executive officers is set forth in Item 4A of Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information contained under the heading "Executive Compensation" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information contained under the headings "Information Concerning Directors" and "Principal Stockholders" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained under the heading "Certain Transactions" in the 1998 Proxy Statement is incorporated herein by reference.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)   Financial Statements

         Listed on the Index to the Financial Statements and Schedules on page F-1 of this Report.

   (2)   Financial Statement Schedules

         Listed on the Index to the Financial Statements and Schedules on page F-1 of this Report.

   (3)   Exhibits


        EXHIBIT                      DESCRIPTION
        -------                      -----------
         3.1      Amended and Restated Certificate of Incorporation of the
                  Company (incorporated by reference to Exhibit 3.1 of the
                  Company's Registration Statement on Form S-1, Registration No.
                  333-27143, as amended).

         3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration
                  Statement on Form S-1 Registration No. 333-27143, as amended).

         4.1 Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration
                  Statement on Form S-1, Registration No. 333-27143, as amended).

         4.2      Amended and Restated Certificate of Incorporation of the
                  Company, including, without limitation Section 4 (incorporated by reference to Exhibit 3.1 of the Company's Registration
                  Statement on Form S-1, Registration No. 333-27143, as amended).

         4.3 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration
                  Statement on Form S-1 Registration No. 333-27143, as amended).

         4.4      Incidental Registration Rights for certain Allied
                  Orthodontist as set forth in the Form of Purchase and Sale
                  Agreement (Exhibit 10.2 hereto), the Form of Stock Purchase and Sale Agreement (Exhibit 10.3 hereto) and the Form of Agreement and Plan of Reorganization (Exhibit 10.5 hereto)

        10.1      Agreement and Plan of Merger between the Company, USOC and POG
                  (incorporated by reference to Exhibit 2.1 of the Company's
                  Registration Statement on Form S-1, Registration No.
                  333-27143, as amended).

         10.2     Form of Purchase and Sale Agreement between the Company and
                  Allied Practices (incorporated by reference to Exhibit 2.2 of the Company's Registration Statement on Form S-1, Registration
                  No. 333-27143, as amended).

         10.3 Form of Stock Purchase and Sale Agreement between the Company and Stockholders of the initial Allied Practices (incorporated by reference to Exhibit 2.4 of the Company's Registration
                  Statement on Form S-1, Registration No. 333-27143, as amended).


         10.4 Form of Stock Purchase and Sale Agreement between the Company and the Stockholders of the Allied

                  Practices.

         10.5 Form of Agreement and Plan of Reorganization between the Company, Allied Practices and the Stockholders of the Allied
                  Practices (incorporated by reference to Exhibit 2.3 of the Company's Registration Statement on Form S-1, Registration No.
                  333-27143, as amended).

         10.6     Form of Service Agreement between the Company and Allied
                  Practices (Fixed Percentage Fee) (incorporated by reference to
                  Exhibit 10.1 of the Company's Registration Statement on Form
                  S-1, Registration No. 333-27143, as amended).

         10.7     Form of Service Agreement between Company and Allied Practices
                  (Variable Percentage Fee) (incorporated by reference to
                  Exhibit 10.2 of the Company's Registration Statement on Form
                  S-1, Registration No. 333-27143, as amended).

         10.8     Form of Consulting and Business Services Agreement between the
                  Company and Allied Practices (Variable Percentage Fee)
                  (incorporated by reference to Exhibit 10.3 of the Company's
                  Registration Statement on Form S-1, Registration No.
                  333-27143, as amended).

         10.9     Form of Consulting and Business Services Agreement between the
                  Company and Allied Practices (Fixed Percentage Fee)
                  (incorporated by reference to Exhibit 10.4 of the Company's
                  Registration Statement on Form S-1, Registration No.
                  333-27143, as amended).

         10.10    Form of Consulting and Business Services Agreement between the
                  Company and Allied Practices (Fixed Dollar Fee) (incorporated by reference to Exhibit 10.5 of the Company's Registration
                  Statement on Form S-1, Registration No. 333-27143, as amended).

         10.11 1997 Non-Employee Director Stock Plan (incorporated by reference to Exhibit 10.6 of the Company's Registration
                  Statement on Form S-1, Registration No. 333-27143).

         10.12    Amended and Restated 1997 Employee Stock Option Plan
                  (incorporated by reference to Exhibit 10.7 of the Company's
                  Registration Statement on Form S-1, Registration No.
                  333-27143).

         10.13    1997 Orthodontist Stock Option Plan.

         10.14    Employment Agreement between the Company and Sam Westover
                  (incorporated by reference to Exhibit 10.8 of the Company's
                  Registration Statement on Form S-1, Registration No.
                  333-27143).

         10.15    Letter Agreement between the Company and Robert S. Chilton
                  (incorporated by reference to Exhibit 10.11 of the Company's
                  Registration Statement on Form S-1, Registration No.
                  333-27143, as amended).

         10.16 Credit Agreement dated December 30, 1997 between the Company and First Union National Bank.

         10.17    Form of Company Practice Improvement Program Guarantee.

         21.1     Subsidiaries of the Registrant.

         23.1     Consent of Arthur Andersen LLP.

         27.1     Financial Data Schedule.

         27.2     Restated Financial Data Schedule.

         99.1     Safe Harbor Compliance Statement.

(b)      Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the fourth quarter of 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the 1934 Act, the Company has duly caused this Form 10-K to be signed on behalf of the undersigned, thereunto duly authorized, on March 30, 1998.

                                    ORTHALLIANCE, INC.


                                    By:  /s/ SAM WESTOVER
                                        ------------------------------------
                                        Sam Westover
                                        President and Chief Executive Officer

                                   SIGNATURES

         Pursuant to the Requirements of the 1934 Act, this Form 10-K has been signed below by the following persons in the capacities indicated on March 30, 1998. Signatures


/s/ SAM WESTOVER              President and Chief Executive Officer and Director
--------------------------
SAM WESTOVER

/s/ ROBERT S. CHILTON         Chief Financial Officer
--------------------------
ROBERT S. CHILTON

/s/ RANDALL K. BENNETT        Director
--------------------------
RANDALL K. BENNETT

/s/ DOUGLAS D. DURBIN         Director
--------------------------
DOUGLAS D. DURBIN

/s/ U. BERTRAM ELLIS, JR.     Director
--------------------------
U. BERTRAM ELLIS, JR.

/s/ CRAIG L. MCKNIGHT         Director
--------------------------
CRAIG L. MCKNIGHT

/s/ RANDALL A. SCHMIDT        Director
--------------------------
RANDALL A. SCHMIDT

/s/ W. DENNIS SUMMERS         Director
--------------------------
W. DENNIS SUMMERS

/s/ JONATHAN E. WILFONG       Chairman of the Board
--------------------------
JONATHAN E. WILFONG

                         INDEX TO FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----
OrthAlliance, Inc.
  Report of Independent Public Accountants............................... F-2
  Balance Sheets as of December 31, 1997 and December 31, 1996........... F-3
  Statements of Operations For the Year Ended December 31, 1997 and
    For the Period From Inception (October 21, 1996) to
    December 31, 1996.................................................... F-4
  Statements of Cash Flows For the Year Ended December 31, 1997 and
    For the Period From Inception (October 21, 1996) to
    December 31, 1996.................................................... F-5
  Statements of Changes in Stockholder's Equity For the Period From
    Inception (October 21, 1996) to December 31, 1996 and for the
    year ended December 31, 1997......................................... F-6
  Notes to Financial Statements.......................................... F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of OrthAlliance, Inc.:

We have audited the accompanying consolidated balance sheets of OrthAlliance, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997 and for the period from inception (October 21, 1996) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OrthAlliance, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997 and for the period from inception (October 21, 1996) to December 31, 1996 in conformity with generally accepted accounting principles.


                                              /s/ Arthur Andersen LLP

                                              ARTHUR ANDERSEN LLP


Los Angeles, California
February 27, 1998

                               ORTHALLIANCE, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                              As of                As of
                                                                           December 31,         December 31,
                                                                               1997                 1996
                                                                           ------------             ----
   ASSETS
   Current assets:
      Cash and cash equivalents ...............................            $ 12,647,000             $ --
      Patient receivables, net of allowances of $242,000 and $0               4,470,000               --
      Unbilled patient receivables, net of allowances
        of $293,000 and $0 ....................................               2,642,000               --
      Amounts due from Allied Practices .......................               2,489,000               --
      Current deferred tax assets .............................                 984,000               --
      Other current assets ....................................                  67,000               --
                                                                           ------------             ----
      Total current assets ....................................              23,299,000               --

   Property and equipment, net ................................               3,214,000               --
   Notes receivable from Allied Practices .....................               2,010,000               --
   Non-current deferred tax assets ............................               4,209,000               --
   Intangible assets, net .....................................              11,313,000
   Other, net .................................................                 318,000               --
                                                                           ------------             ----
      Total assets ............................................            $ 44,363,000             $ --
                                                                           ============             ====

   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
      Accounts payable and other accrued liabilities ..........            $  3,024,000             $ --
      Patient prepayments .....................................               2,710,000               --
      Liabilities assumed from Allied Practices ...............                 410,000               --
      Income taxes payable ....................................               1,308,000               --
      Current deferred tax liabilities ........................               1,672,000               --
      Amounts due to Allied Practices .........................               1,090,000
                                                                           ------------             ----
      Total current liabilities ...............................              10,214,000               --
                                                                           ------------             ----

   Non-current deferred tax liabilities .......................                 121,000               --
                                                                           ------------             ----
      Total liabilities .......................................              10,335,000               --
                                                                           ------------             ----

   Commitments and Contingencies

   Stockholders' equity:
      Class A Common Stock, $.001 par value, 20,000,000
      shares authorized, 11,486,761 shares and 1 share
       issued and outstanding at December 31, 1997
       and 1996, respectively .................................                  11,000               --
      Class B Common Stock, $.001 par value, 250,000
        authorized, 250,000 and zero shares issued and
        outstanding at December 31, 1997 and
        1996, respectively ....................................                      --               --
   Additional paid-in capital .................................              45,149,000               --
   Retained deficit ...........................................             (11,132,000)              --
                                                                           ------------             ----
        Total stockholders' equity ............................              34,028,000               --
                                                                           ------------             ----
        Total liabilities and stockholders' equity ............            $ 44,363,000             $ --
                                                                           ============             ====

                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                               ORTHALLIANCE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             For the period
                                                                             from Inception
                                                   For the year ended     (October 21, 1996) to
                                                    December 31, 1997       December 31, 1996
                                                    -----------------       -----------------

   Net revenues .......................               $ 18,081,000                $--
                                                      ------------                ---
   Costs and expenses:
      Salaries and benefits ...........                  5,771,000                 --
      Orthodontic supplies ............                  1,684,000                 --
      Rent ............................                  1,751,000                 --
      Depreciation and amortization ...                    245,000                 --
      General and administrative ......                  5,403,000                 --
      Non-recurring organizer
         compensation expense .........                  3,392,000                 --
                                                       -----------                ---

       Total operating expenses .......                 18,246,000                 --
                                                       -----------                ---

      Net operating loss ..............                   (165,000)                --

      Interest income .................                    270,000                 --
                                                        ----------                ---

   Income before income taxes .........                    105,000                 --

   Provision from income taxes ........                    841,000                 --
                                                      ------------                ---

   Net loss ...........................               $   (736,000)               $--
                                                      ============                ===
   Basic and diluted net loss per share               $      (0.18)               $--
                                                      ============                ===
   Number of shares used in
   calculating net loss
   per share ..........................                  4,026,313                 1
                                                      ============                ===


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               ORTHALLIANCE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             For the period
                                                                                                             from Inception
                                                                                  For the year ended     (October 21, 1996) to
                                                                                   December 31, 1997       December 31, 1996
                                                                                   -----------------       -----------------
   Cash flows from operating activities:
   Net loss ............................................................               $   (736,000)               $--
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization ....................................                    245,000                 --
      Deferred tax benefit .............................................                   (467,000)                --
      Organizer compensation warrants ..................................                  2,435,000                 --
   Changes in assets and liabilities, excluding effects of acquisitions:
      Increase in patient receivables ..................................                   (261,000)                --
      Increase in due from Allied Practices ............................                 (2,489,000)                --
      Increase in other assets .........................................                    (37,000)                --
      Increase in accounts payable and accrued liabilities .............                    126,000                 --
      Increase in due to Allied Practices ..............................                  1,090,000                 --
      Increase in patient prepayments ..................................                    243,000                 --
      Increase in income taxes payable .................................                  1,307,000                 --
                                                                                       ------------                ---
      Net cash provided by operating activities ........................                  1,456,000                 --
                                                                                       ------------                ---

   Cash flows from investing activities:
      Payment for new practice affiliations. ...........................                 (2,061,000)                --
      Capital expenditures .............................................                    (71,000)                --
      Acquisition of other assets ......................................                    (30,000)                --
                                                                                       ------------                ---
      Net cash used in investing activities ............................                 (2,162,000)
                                                                                       ------------                ---

   Cash flows from financing activities:
      Proceeds from issuance of common stock ...........................                 31,137,000                 --
      Proceeds from issuance of warrants ...............................                      1,000                 --
      Dividend paid to shareholders of founding
         Allied Practices ..............................................                (13,759,000)                --
      Bank overdraft ...................................................                    859,000                 --
      Payment of deferred financing costs ..............................                   (288,000)                --
      Repayment of long-term debt ......................................                 (4,597,000)                --
                                                                                       ------------                ---
      Net cash provided by financing activities ........................                 13,353,000
                                                                                       ------------                ---
   Net increase in cash and cash equivalents ...........................               $ 12,647,000                $--
                                                                                       ============                ===

   Cash and cash equivalents at beginning of period ....................               $         --                $--

   Cash and cash equivalents at end of period ..........................               $ 12,647,000                $--
                                                                                       ============                ---

   Supplemental cash flow information:
      Interest paid ....................................................               $     42,000                $--
      Noncash investing and financing activities
       Acquisition of businesses:
         Fair value of assets acquired .................................               $ 25,370,000                 --
         Less: Issuance of common stock ................................                (14,720,000)                --
         Elimination of predecessor's retained deficit .................                  2,945,000
         Less: Cash paid ...............................................                  2,063,000                 --
                                                                                       ------------                ---
         Liabilities assumed ...........................................               $(11,532,000)               $--
                                                                                       ============                ===

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                               ORTHALLIANCE, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM INCEPTION (OCTOBER 21, 1996) TO DECEMBER 31, 1996
                    AND FOR THE YEAR ENDED DECEMBER 31, 1997

                                   Class A                     Class B
                                Common Stock                Common Stock         Additional        Retained             Total
                          -----------------------      ---------------------       Paid-In          Earnings          Shareholders'
                            Shares         Amount      Shares        Amount        Capital          (Deficit)            Equity
                          ----------      -------      -------      --------      -----------      ------------       ------------
Balances at
October 21, 1996 ...               1      $    --           --      $     --      $        --      $         --       $         --
                           ---------      -------      -------      --------      -----------      ------------       ------------
Balances at
December 31, 1996 ..               1      $    --           --      $     --      $        --      $         --       $         --


Initial public
offering
of common stock ....       2,990,000        3,000           --            --       30,398,000                --         30,401,000

Transfers of certain
assets and
liabilities
by founders ........       7,632,984        7,000      250,000            --        1,435,000         3,363,000          4,805,000

Dividend to
shareholders of
founding Allied
Practices ..........              --           --           --            --               --       (13,759,000)       (13,759,000)

Issuance of common
stock for intangible
assets .............         863,776        1,000           --            --       10,278,000                --         10,279,000

Issuance of warrants              --           --           --            --        3,038,000                --          3,038,000

Net loss ...........              --           --           --            --               --          (736,000)          (736,000)
                          ----------      -------      -------      --------      -----------      ------------       ------------
Balances at
December 31, 1997 ..      11,486,761      $11,000      250,000      $     --      $45,149,000      $(11,132,000)      $ 34,028,000
                          ==========      =======      =======      ========      ===========      ============       ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                               ORTHALLIANCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


1.       BUSINESS AND ORGANIZATION

a.       ORGANIZATION

OrthAlliance, Inc. ("OrthAlliance" or the "Company") (formerly known as Premier Orthodontic Holdings, Inc.), a Delaware corporation, was founded in October, 1996 to provide practice management and consulting services (collectively "management services") to orthodontic practices in the United States.

Effective prior to the closing of the initial public offering (the "Offering" or "IPO"), Premier Orthodontic Group, Inc. ("Premier") and US Orthodontic Care, Inc. ("USOC") merged with and into OrthAlliance. In the merger, the outstanding common stock of USOC and Premier converted into an aggregate of 1,750,000 shares of Class A Common Stock ("Common Stock") and 250,000 shares of Class B Common Stock ("Class B Common Stock"). Each share of USOC common stock converted into 0.496 shares of Common Stock and 0.071 shares of Class B Common Stock. Each share of Premier common stock converted into 5,250 shares of Common Stock and 750 shares of Class B Common Stock. The USOC and Premier stockholders received an aggregate of 1,225,000 and 525,000 shares of Common Stock and 175,000 and 75,000 shares of Class B Common Stock, respectively.

On August 26, 1997, OrthAlliance acquired (the "Acquisitions") simultaneously with the closing of the IPO of its Class A Common Stock, certain operating assets of or the stock of entities holding certain tangible and intangible assets, and assumed certain liabilities of 55 orthodontic practices (collectively, the "Founding Practices") in exchange for 5,882,984 shares of Common Stock and $13,800,000 in cash. The underwriters exercised an overallotment option to purchase an additional 390,000 shares of Common Stock, thereby increasing the number of shares of Common Stock offered in the IPO from 2,600,000 to 2,990,000. The net proceeds of the shares of Common Stock issued in the IPO were $31,137,000. Other expenses incurred by the Company related to the Offering totalled approximately $2,200,000 and these were recognized by Premier and USOC prior to the merger. The Acquisitions have been accounted for in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 48.

b.       AGREEMENTS WITH ALLIED PRACTICES

The Company is party to management service agreements with orthodontic practices which include the Founding Practices as well as practices that have become affiliated with the Company subsequent to the IPO ("Allied Practices"). These are either "Service Agreements" or "Consulting Agreements". The type of management service agreement is determined by the Company and each Allied Practice based primarily on applicable state laws and regulations. The types of management service agreements are as follows:

Service Agreements
------------------
The parties to each Service Agreement include the Company and the Allied Practice, which typically is a professional corporation or association owned by the related orthodontist. Each Service Agreement generally requires the Company to perform the following services for the Allied Practices: provide and maintain specified furnishings and equipment; provide necessary employees (except orthodontists and where applicable law requires, hygienists and dental assistants); establish appropriate business systems; purchase and maintain inventory; perform payroll and accounting functions; provide billing and collection services with respect to patients, insurance companies, and third-party payors; arrange certain legal services not related to malpractice litigation; design and execute a marketing plan; advise with respect to new office locations; and manage and organize the Allied Practices' files and records, including patient records where permitted by applicable law. If the Allied Practice lacks sufficient funds to pay its current expenses, the Company is also required to advance funds to the Allied Practice for the purpose of paying such expenses. In exchange for performing the services described above, the Company receives a management fee based on one of the three fee structures described below.

The term of each Service Agreement is 20 to 25 years, subject to prior termination by either party in the event the other party becomes subject to voluntary or involuntary bankruptcy proceedings or materially breaches the agreement, subject to a cure period. In addition, the Allied Practices may terminate the Service Agreements upon the occurrence of a change of control of OrthAlliance (as defined therein, which does not include a transaction approved by the Company's Board of Directors). Upon the expiration or termination of the Service Agreement, the Allied Practice may, and in certain circumstances must, repurchase for cash (at book value) certain assets, including all equipment, and assume certain liabilities of the Company related to the Allied Practice.

Service Agreements are generally not assignable by either party thereto without the written consent of the other party; however, the Company may assign the Service Agreement without the Allied Practice's consent to any entity under common control with the Company. The Company and the Allied Practice agree to indemnify each other for costs and expenses incurred by such other party that are caused directly or indirectly by, as the case may be, the Company's or the Allied Practice's intentional or negligent acts or omissions. In the case of the Allied Practice's obligation to indemnify the Company, such obligation also applies to intentional or negligent acts and omissions occurring prior to the date of the Service Agreement.

Consulting Agreements
---------------------

The parties to each Consulting Agreement include the Company and the Allied Practice. Certain provisions of the Consulting Agreement are substantially similar to the Service Agreement, including provisions relating to the Company's obligation to loan funds to the Allied Practice in the event the Allied Practice is unable to pay its current expenses, termination of the Consulting Agreement, repurchase of assets and assumption of liabilities by the Allied Practice upon expiration or termination, assignment, and indemnification.

The services provided by the Company to the Allied Practice under each Consulting Agreement generally include consulting with respect to equipment and office needs; preparing staffing models appropriate for an Allied Practice; advising and training with respect to business systems; purchasing and maintaining inventory; advising with respect to and providing or arranging accounting and bookkeeping services; advising with respect to developing a marketing plan; assessing the financial feasibility of establishing new offices; providing billing and collection services; and assisting the Allied Practice in organizing and developing filing and recording systems. In exchange for such services, the Company receives a consulting fee based on one of the three fee structures described below.

c.       CALCULATION OF MANAGEMENT FEES

The management fee is calculated pursuant to the Service and Consulting Agreements monthly to the Company by each Allied Practice based upon the practice's adjusted patient revenue calculated on the accrual basis. There are three economic models by which the management fee may be calculated under the two management service agreements discussed above which are as follows:

(i) a designated percentage of adjusted patient revenue, ranging from 14% to 17%, subject to an annual adjustment based upon improvements in the Allied Practice's operating margin in the most recent fiscal period as compared with the immediately preceding fiscal period. No annual adjustment shall be made which would result in reducing the designated percentage applicable during the first year of the management agreement. Operating margin is defined as the percentage determined by dividing operating profit by adjusted patient revenue. Adjusted patient revenue under the agreement is net patient revenue as determined under generally accepted accounting principles, including adjustments for contractual allowances and other discounts, plus an adjustment for uncollectible accounts. Operating profit is equal to adjusted patient revenue less operating expenses, excluding the management fee and such expenses associated with the Allied Practices which the Company is prohibited from incurring, primarily consisting of orthodontist compensation.

(ii) a designated percentage ranging from 13.5% to 17% of adjusted patient revenue with a potential annual adjustment of 25% of the increase in operating margin (as defined above) in a fiscal year as compared to the preceding fiscal year multiplied by the adjusted patient revenue for the current fiscal year. The supplemental fee, if applicable, is paid as a lump sum payment upon final determination of the improvement in the Allied Practice's operating margin as compared to the prior fiscal year period.

(iii) a fixed dollar fee with annual established fixed increases for each year of the management agreement.

d.       RECEIVABLES FROM ALLIED PRACTICES

The difference in the timing of the recognition of adjusted patient revenue and the collection of cash related thereto results in unbilled receivables or patient prepayments. Unbilled patient receivables represent the earned revenue in excess of billings to patients as of the end of each period. Patient prepayments represent collections from patients or their insurance companies which are received in advance of the performance of the related services.

After the transfer of certain assets and certain liabilities of an Allied Practice to the Company, the Company continues to purchase patient accounts receivable generated by the Allied Practice and records these receivables on the balance sheet of OrthAlliance. The receivable is recorded at net realizable value on the date of purchase. Any subsequent uncollectible account is written off by OrthAlliance and the Allied Practice revenue is reduced accordingly. The impact on the Company from such write offs is the loss of management revenue because practice revenue is reduced. All of the accounts receivable are assigned to the Company, which generates the funds required for (i) the expenses incurred by the Company to manage and administer the Allied Practice, (ii) the management fees, and (iii) salaries for other employees of the Allied Practices with the balance due the affiliated orthodontist.

e.       OPERATING EXPENSES OF ALLIED PRACTICES

Certain operating expenses of the Allied Practices are the responsibility of OrthAlliance. The Company is responsible for the payment of all operating expenses incurred by the practice as required to operate an orthodontic office, except for compensation to affiliated orthodontists and other expenses of the Allied Practices that the Company is prohibited from employing.

These expenses include the following:

- Salaries, benefits, payroll taxes, workers compensation, health insurance and other benefit plans, and other direct expenses of all employees of OrthAlliance at each practice office, excluding those costs associated with orthodontists and any other classification of employee which OrthAlliance is prohibited from employing by applicable state laws or regulations

- Direct costs of all employees or consultants that provide services to each practice office except for Affiliated Orthodontists and other employees of the Allied Practices that the Company is prohibited from employing.

- Dental and office supplies as permitted by applicable state laws or regulations

- Lease or rent payments as permitted by state laws or regulations, utilities, telephone and maintenance expenses for practice facilities

-     Property taxes on OrthAlliance assets located at Allied Practice offices

-     Property, casualty, liability and malpractice insurance premiums

-     Orthodontists recruiting expenses

-     Interest on advances to practice bank accounts

- Advertising and other marketing expenses attributable to the promotion of practice offices

All of the above expenses are paid directly to the third party provider of the goods or services indicated. All of the above items are incurred by OrthAlliance. Such expenses are classified together with similar expenses of the Company in the consolidated income statement. In exchange for incurring these expenses and providing management services, the Company records revenue in amounts equal to those incurred expenses plus a management fee based on varying percentages of the adjusted patient revenues of the Allied Practices. See
Note 13.

The Allied Practices retain the responsibility for the payment of any and all direct employment expenses, including benefits, for any orthodontist or other employee that OrthAlliance is prohibited from employing by applicable state laws or regulations. In addition, the Allied Practices retain the responsibility for the payment of continuing education expenses, seminars, professional licenses, professional membership dues and all other expenses of any orthodontist.

f.       NEW ORTHODONTIST AFFILIATIONS


From August 26, 1997 to December 31, 1997, the Company entered into agreements with 11 Allied Practices to provide management services and acquire certain operating assets for a total consideration (including acquisition costs) of $12,396,000. This consideration consisted of 863,776 shares of Common Stock with an aggregate value at various acquisition dates of $10,333,000 and payment of $2,063,000 in cash. The Company also assumed $1,390,000 in debt related to the assets acquired.

These Allied Practices operate 31 locations in seven states. The allocation of the purchase price to net assets acquired is based on preliminary estimates of fair value and therefore may be revised at a later date upon the completion of an appraisal of assets acquired.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.       USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

b.       CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. All cash equivalents are recorded at cost which approximates fair value.

c.       PROPERTY AND EQUIPMENT, NET

Property and equipment is recorded at cost. Routine maintenance and repairs are expensed when incurred, while costs of improvements and renewals are capitalized. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

                  Furniture and equipment            5- 7 years

                  Leasehold improvements             shorter of 3-10 years
                                                     or the related lease term


d.       INTANGIBLE ASSETS, NET

The Company's acquisitions involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the Allied Practices. The Company allocates the purchase price to the tangible assets acquired and liabilities assumed based on estimated fair market values. In connection with each acquisition, the Company enters into long-term service agreements with the Allied Practices. The service agreements are for terms of 20 to 25 years and can be terminated by either party only with cause, which is primarily bankruptcy or material default. Each service agreement intangible is being amortized using a straight-line method over its term.

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining useful life of the intangible assets may warrant revision or that the remaining balance of the intangible assets may not be recoverable. As of December 31, 1997, there were no events or circumstances to indicate that any portion of the recorded net intangible assets may not be recoverable.

Accumulated amortization of the intangible assets at December 31, 1997 was $105,000.

e.        OTHER , NET

Other, net consist mainly of deferred costs. These are amortized on a straight-line item basis over the expected period to be benefited (principally 3 to 25 years).


f.       INCOME TAXES

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

g.        FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 1997, the carrying amounts of the Company's financial instruments, which include cash and cash equivalents, notes receivable from Allied Practices, accounts payable and accrued liabilities, and liabilities assumed from Allied Practices are recorded at cost, which approximates fair value.

h.        NEW ACCOUNTING PRONOUNCEMENTS

The Emerging Issues Task Force of the Financial Accounting Standards Board has recently issued its Consensus Opinion 97-2 ("EITF 97-2"). EITF 97-2 addresses certain specific matters pertaining to the physician, dentistry and veterinary practice managment industries. EITF 97-2 will be effective for the Company for its year ending December 31, 1998. EITF 97-2 addresses the ability of certain practice management companies to consolidate the results of certain practices with which it has an existing contractual relationship. The Company currently does not consolidate the operations of the orthodontic practices that it manages. The guidance in EITF 97-2 will not change the Company's accounting method because the Company's arrangements with its Allied Practices do not meet the requirements for consolidation as set forth in EITF 97-2.

3.       PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following as of December 31:

                                                   1997          1996
                                               -----------       ----
            Furniture and fixtures ......      $ 3,361,000       $ --
            Office equipment ............        2,565,000         --
            Leasehold improvements ......        1,174,000         --
                                               -----------       ----
                                                 7,100,000         --
            Less accumulated depreciation       (3,886,000)        --
                                               -----------       ----
                                               $ 3,214,000       $ --
                                               ===========       ====

4.       NOTES RECEIVABLE FROM ALLIED PRACTICES

Certain Allied Practices have signed promissory notes due to the Company. Generally, principal and interest payments are due monthly, with interest accruing at prime plus 1%. These notes are unsecured but have been personally guaranteed by the respective orthodontists. The term of these notes range from three to five years. As of December 31, 1997, the prime interest rate was 8.5%.

5.       ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following as of December 31:

                                                                1997          1996
                                                             ----------      -----
            Bank overdrafts ...........................      $  859,000       $ --
            Accounts payable, Other accrued liabilities       1,565,000         --
            Litigation reserve ........................         600,000         --
                                                             ----------      -----
                                                             $3,024,000      $  --
                                                             ==========      =====

The litigation reserve was established by the Company as a result of the increased possibility for legal action by one or more state governments challenging the compliance of the Management Agreements with state and local law or regulations. Management believes the reserve is adequate to cover any potential costs to defend such legal actions.

6.       LIABILITIES ASSUMED FROM ALLIED PRACTICES

Liabilities assumed from Allied Practices consist of various obligations assumed from certain Allied Practices which will be repaid within one year from affiliation. These unsecured obligations bear interest at rates ranging from 10% to 18%. The Company settles these liabilities as soon as possible after assumption.

7.       REVOLVING CREDIT FACILITY

On December 30, 1997, the Company entered into a $25.0 million revolving credit facility (the "Revolving Credit Facility") with First Unikon, N.A. The Revolving Credit Facility expires in December 2000, although it is subject to two, one-year renewals upon the mutual acceptance of the Company and the bank.

The Company's receivables and its service agreements with the Allied Practices collateralize the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company is required to maintain certain consolidated financial ratios and minimum consolidated net worth amounts. The Revolving Credit Facility also prohibits the Company from incurring certain additional indebtedness, limits certain future acquisitions to $2,000,000 per practice and to $75,000,000 during the term without lender approval, and restricts capital expenditures and cash dividends. At December 31, 1997, the Company was in compliance with all financial covenants of the Revolving Credit Facility.

The Revolving Credit Facility requires payment of interest at variable rates (bank's prime rate plus up to 0.5% or LIBOR plus up to 1.5%) depending upon the Company's Leverage Ratio as defined in the Revolving Credit Facility. In addition, the Company is charged a commitment fee of up to 0.375%.

At December 31, 1997, no amounts were outstanding under the Revolving Credit Facility.

8.        CLASS B COMMON STOCK

Each share of Class B Common Stock will automatically convert into eight shares of Common Stock upon the attainment of certain conversion prices. Twenty percent of the Class B Common Stock shares will convert at each of the following conversion prices: $18.00, $21.60, $25.92, $31.10, and $37.32. The conversion will be effected when the average Common Stock closing price for 20 consecutive trading days exceeds the threshold. Any Class B Common Stock shares not converted to Common Stock, because the necessary conversion prices were not attained, will automatically convert to one share of Common Stock upon the sixth anniversary of the IPO. Class B Common

Stock shares are not transferable, except to a holder's direct relatives or as determined by will or the laws of descent. The holders of Class B Common Stock enjoy the same share-for-share voting rights with holders of the Common Stock, with whom they vote as a single class.

9.        PREFERRED STOCK

The Company is authorized to issue up to 20 million shares of preferred stock. The Board of Directors, from time to time and without any stockholder action or approval, may fix the relative rights and preferences of the preferred shares, including voting powers, dividend rights, liquidation preferences, redemption rights and conversion privileges. No preferred stock was outstanding as of December 31, 1997.

10.      STOCK OPTIONS AND WARRANTS

The Company has three stock option plans, the 1997 Employee Stock Option Plan ("Employee Plan"), the 1997 Non-Employee Director Stock Plan ("Non-Employee Plan") and the 1997 Orthodontist Stock Option Plan ("Orthodontist Plan"). The Orthodontist Plan is subject to shareholder approval. In addition, the Company issued warrants to certain executives in 1997. Options may be granted as incentive or nonqualified stock options. The Company accounts for the Employee Plan and the Non-Employee Plan under APB Opinion No. 25, under which no cost has been recognized.

The Company may grant options to purchase up to 1,000,000 shares of Common Stock under the Employee Plan, 200,000 shares of Common Stock under the Non-Employee Plan and 100,000 shares of Common Stock under the Orthodontist Plan. The Company has granted 629,500 shares of Common Stock under the Employee Plan, 15,000 under the Non-Employee Plan and 5,210 shares of Common Stock under the Orthodontist Plan as of December 31, 1997. The options are issued with exercise prices equal to the Company's stock price at the date of grant. Options granted under the Employee Plan vest over one to five years; are exercisable in whole or in installments; and expire ten years from date of grant. Options granted under the Non-Employee Plan vest over one year; are exercisable in whole or in installments; and also expire ten years from date of grant. All options issued in 1997 remained unexercised at December 31, 1997. The weighted average exercise price for options granted in 1997 is $12.10 per share.

In accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), the fair value of option grants is estimated using the Black-Scholes option pricing model for pro forma footnote purposes. The following assumptions were used in 1997: dividend yield - 0%; risk free interest rate - 5.7% - 6.5%; expected option life - 10 years; expected volatility - 49%.

As permitted by SFAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense has been recognized for its stock option compensation plans. Had the fair value method of accounting been applied to the Company's stock option plans, the tax-effected impact would be as follow:

                                                   1997                1996
                                              -------------       -------------
             Net loss:       As reported      $    (736,000)      $          --
                             Pro forma           (1,558,000)                 --
             Basic EPS:      As reported              (0.18)                 --
                             Pro forma                (0.39)                 --

This pro forma impact only takes into account options granted in 1997 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period.

The Company also issued warrants to purchase 593,622 shares of Common Stock in 1997 with exercise prices ranging from $0.01 to $14.38. The weighted average fair value of the warrants granted was $4.74. The vesting period for those warrants range from immediate to one year. These warrants expire five years from date of grant and their weighted average exercise price is $11.01 per warrant. Certain of such warrants have associated incidental registration rights pursuant to which the Company is obligated to use reasonable efforts to register the share of Common Stock issued pursuant to the exercise of each warrant if the Company initiales a public offering and files a registration statement in connection therewith, excluding the registration of shares issued pursuant to an employee stock purchase or option plan or an acquistion or proposed acquistion by the Company.

11.      LEASES

The Company leases office space for the use of the Allied Practices and corporate offices under operating leases, which have current expiration terms at various dates through 2015. Certain of these leases have renewal options for specified periods subsequent to their current terms. The annual lease payments under the lease agreements have provisions for annual increases based on the Consumer Price Index or other amounts specified within the lease agreements.

Future minimum lease payments on operating leases at December 31, 1997 are as follows:

                 1998                                              $ 1,819,000
                 1999                                                1,513,000
                 2000                                                1,332,000
                 2001                                                  954,000
                 2002                                                  643,000
                 Thereafter                                          2,926,000
                                                                   -----------
                                                                   $ 9,187,000
                                                                   ===========

12.      COMMITMENTS AND CONTINGENCIES

The Company may be subject to certain government regulation at the federal and state levels. To comply with certain regulatory requirements, the Company does not control the practice of the orthodontists, or control or employ the orthodontists. There can be no assurance that the legality of any long-term management services agreements that have been entered into will not be successfully challenged. There also can be no assurance that the laws and regulations of states in which the Company maintains operations will not change or be interpreted in the future to restrict or further restrict the Company's relationship with the orthodontists.

Orthodontists may be subject to legal liability suits while under management or consulting services agreements with the Company. The Company may also, in the normal course of business, become a defendant or plaintiff in various lawsuits. Although a successful claim for which the Company is not fully insured could have a material effect on the Company's financial condition, management is of the opinion that it maintains insurance at levels sufficient to insure itself against the normal risk of operations.

13.       NET REVENUE

Net revenue is comprised of the following:

                                                               1997           1996
                                                           -----------      ---------
            Management fee income ...................      $ 3,875,000      $      --
            Reimbursed practice operating expenses ..       13,753,000             --
            Amortization of acquired deferred revenue          453,000             --
                                                           -----------      ---------
                                                           $18,081,000      $      --
                                                           ===========      =========

14.      INCOME TAXES

The provision for income taxes is comprised of the following:

                                        1997              1996
                                    -----------       -----------
            Federal - current       $ 1,086,000       $        --
            Federal - deferred         (386,000)
                                    -----------       -----------
                                    $   700,000       $        --
                                    ===========       ===========

            State - current ..      $   222,000       $        --
            State - deferred .          (81,000)
                                    -----------       -----------
                                    $   141,000       $        --
                                    ===========       ===========

A reconciliation of the provision for income taxes to the amount computed at the Federal statutory rate is as follows:

                                                           1997
                                                           ----
            Federal income tax at statutory rate             34%
            Effect of disallowed expense .......              2
            Effect of amortization of goodwill .             34
            Non-deductible warrant expense .....            615
            State taxes, net of Federal benefit              88
            Other ..............................             33
                                                            ---
                                                            806%
                                                            ===

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

                                                                 1997                    1996
                                                             -----------             -----------
            Current deferred tax assets:
                Warrant expense .................            $   211,000             $        --
                Unearned revenue ................                773,000                      --
                                                             -----------             -----------
                                                                 984,000                      --
                                                             -----------             -----------

            Non-current deferred tax assets:
                Benefit of IRC Section 351 Gain
                   on transferred assets ........              2,552,000                      --
                Start-up costs amortization .....              1,281,000                      --

                Net operating loss ..............                174,000                      --
                Other ...........................                202,000                      --
                                                             -----------             -----------
                                                               4,209,000                      --
                                                             -----------             -----------
            Total deferred tax assets ...........            $ 5,193,000             $        --
                                                             ===========             ===========
            Current deferred tax liabilities:
                Patient receivables .............            $(1,672,000)            $        --
                                                             -----------             -----------
            Non-current deferred tax liabilities:
                Expansion costs .................                (83,000)                     --
                Other ...........................                (38,000)                     --
                                                             -----------             -----------
                                                                (121,000)                     --
                                                             -----------             -----------
            Total deferred tax liabilities ......            $(1,793,000)            $        --
                                                             ===========             ===========

As part of the acquisition of the Allied Practices, the Company received assets and liabilities from the founding Allied Practices which had not been subject to income taxes. The basis of these assets and liabilities for income tax purposes exceeded the basis for financial reporting purposes by $8,761,000 as of August 25, 1997. Deferred tax assets and liabilities were recorded on the opening balance sheet to account for these differences.

15.       EARNINGS PER SHARE

The Company adopted SFAS No. 128, Earnings per Share ("SFAS 128") effective December 15, 1997. Prior period earnings per share information has been restated to follow the method prescribed by SFAS 128.

Basic earnings per share of Common Stock is computed by dividing the net loss for the year by the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings per share of Common Stock is the same as basic earnings per share as the Company has reported a net loss for 1997.

Securities, including those issuable pursuant to the conversion of Class B Common Stock to Common Stock, that could potentially dilute EPS in the future, that have not been included in the computation of diluted EPS because to do so would have been anti-dilutive for the period presented, or because the contingencies have not been met at December 31, 1997, consisted of the following:


Common Stock shares issuable in the future pursuant to options
and warrants outstanding at December 31, 1997                             1,243,332

Common Stock shares issuable in the future for conversion of
Class B Common Stock shares                                               2,000,000
                                                                          ---------
                                                                          3,243,332
                                                                          =========

16.      RELATED PARTY TRANSACTIONS

For the year ended December 31, 1997, the Company entered into the following related party transactions:

i) Paid a $300,000 consulting fee to a director, Mr. Wilfong, who provided financial and general business services in connection with the IPO pursuant to a consulting agreement. Pursuant to this consulting agreement and in addition to the consulting fee, the Company granted Mr. Wilfong a warrant to purchase 150,000 shares of its Common Stock exercisable at $12.00 per share.

         Pursuant to the merger with USOC, a warrant granted to Mr. Wilfong by USOC to purchase 168,750 shares of USOC's common stock was converted to a warrant to purchase an equal number of shares of OrthAlliance's Common Stock at an exercise price of $11.16 per share.

         The Company recorded a non-recurring organizer compensation expense of $1,297,000 during the year ended December 31, 1997 related to these warrants.

ii) In connection with the IPO, certain Allied Orthodontists were instrumental in recruiting new Allied Practices and received warrants to purchase an aggregate of 90,000 shares of OrthAlliance Common Stock. Of these, 31,600 were granted to an allied orthodontist who is also a director. All of these warrants have an exercise price of $12.00 per share.

         The Company recorded a non-recurring organizer compensation expense of $366,000 during the year ended December 31, 1997 related to these warrants.

iii) Referral Commissions for recruiting new Allied Practices of approximately $106,000 were paid to an Allied Orthodontist who is also a director. These consisted of approximately $41,000 in cash and options to purchase 5,210 shares of Common Stock valued at approximately $65,000.

iv) Referral Commissions for recruiting new Allied Practices of approximately $91,000 were paid in cash to certain allied orthodontists.

17.      SUBSEQUENT EVENTS - NEW ORTHODONTIC AFFILIATIONS

Subsequent to December 31, 1997, 10 practices affiliated with the Company which included 13 allied orthodontists. The 10 Allied Practices operate in 30 locations and generated historical patient revenue over the prior 12 months of approximately $15.9 million (unaudited). Prior patient revenue is not necessarily indicative of the level of revenue that such Allied Practices may be expected to generate in the future. The Company has entered into agreements with certain of these practices to determine management fees beginning in the third year of the agreements based on various factors, including relative practice profitability compared to acquisition consideration, timely reporting of information, participation in practice improvement programs and orthodontist hours worked.

PedoAlliance, Inc. ("PedoAlliance"), a wholly-owned subsidiary of the Company, was incorporated on December 19, 1997 to provide practice management or consulting services to pediatric dental practices ("Allied Pediatric Practices") located throughout the United States. PedoAlliance intends to manage the business aspects of Allied Pediatric Practices, thereby allowing the pediatric dentists ("Allied Pediatric Dentist") to focus on delivering cost-effective, high quality patient care, and provides capital for the development and growth of such pediatric dental practices. As of December 31, 1997, PedoAlliance had not yet allied with any pediatric dental practices.

OrthAlliance Finance, Inc. ("OA Finance"), a wholly-owned subsidiary of the Company, was incorporated on October 7, 1997 to offer financing alternatives to the patients of Allied Practices. As of December 31, 1997, OA Finance had not yet funded any loans to prospective patients.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of OrthAlliance, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of OrthAlliance, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 27, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule identified as "Schedule II - Valuation and Qualifying Accounts" is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data to be set forth therein in relation to the basic financial statements taken as a whole.


                                             /s/ Arthur Andersen LLP

                                             ARTHUR ANDERSEN LLP


Los Angeles, California
February 27, 1998

                               ORTHALLIANCE, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                         Additions
                                       Balance at       charged to                                         Balance at
                                      beginning of       costs and                         Other             end of
Description                              period          expenses        Retirements      charges(A)         period
-----------                              ------          --------        -----------      ----------         ------
Reserves and allowances
deducted from asset accounts:

Allowance for uncollectible
accounts receivable:

Year ended December 31, 1997             $   --           $ 18,000         $   --         $ 517,000          $ 535,000


(A) Amount was recognized at the time that the Allied Practices transferred certain of their assets and liabilities to the Company.

        EXHIBIT                      DESCRIPTION
        -------                      -----------
         3.1      Amended and Restated Certificate of Incorporation of the
                  Company (incorporated by reference to Exhibit 3.1 of the
                  Company's Registration Statement on Form S-1, Registration No.
                  333-27143, as amended).

         3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration
                  Statement on Form S-1 Registration No. 333-27143, as amended).

         4.1 Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration
                  Statement on Form S-1, Registration No. 333-27143, as amended).

         4.2      Amended and Restated Certificate of Incorporation of the
                  Company, including, without limitation Section 4 (incorporated by reference to Exhibit 3.1 of the Company's Registration
                  Statement on Form S-1, Registration No. 333-27143, as amended).

         4.3 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration
                  Statement on Form S-1 Registration No. 333-27143, as amended).

         4.4      Incidental Registration Rights for certain Allied
                  Orthodontist as set forth in the Form of Purchase and Sale
                  Agreement (Exhibit 10.2 hereto), the Form of Stock Purchase and Sale Agreement (Exhibit 10.3 hereto) and the Form of Agreement and Plan of Reorganization (Exhibit 10.5 hereto)

         10.1     Agreement and Plan of Merger between the Company, USOC and POG
                  (incorporated by reference to Exhibit 2.1 of the Company's
                  Registration Statement on Form S-1, Registration No.
                  333-27143, as amended).

         10.2     Form of Purchase and Sale Agreement between the Company and
                  Allied Practices (incorporated by reference to Exhibit 2.2 of the Company's Registration Statement on Form S-1, Registration
                  No. 333-27143, as amended).

         10.3 Form of Stock Purchase and Sale Agreement between the Company and Stockholders of the initial Allied Practices (incorporated by reference to Exhibit 2.4 of the Company's Registration
                  Statement on Form S-1, Registration No. 333-27143, as amended).


         10.4 Form of Stock Purchase and Sale Agreement between the Company and the Stockholders of the Allied
                  Practices.

         10.5 Form of Agreement and Plan of Reorganization between the Company, Allied Practices and the Stockholders of the Allied
                  Practices (incorporated by reference to Exhibit 2.3 of the Company's Registration Statement on Form S-1, Registration No.
                  333-27143, as amended).

         10.6     Form of Service Agreement between the Company and Allied
                  Practices (Fixed Percentage Fee) (incorporated by reference to
                  Exhibit 10.1 of the Company's Registration Statement on Form
                  S-1, Registration No. 333-27143, as amended).

         10.7     Form of Service Agreement between Company and Allied Practices
                  (Variable Percentage Fee) (incorporated by reference to
                  Exhibit 10.2 of the Company's Registration Statement on Form
                  S-1, Registration No. 333-27143, as amended).

         10.8     Form of Consulting and Business Services Agreement between the
                  Company and Allied Practices (Variable Percentage Fee)
                  (incorporated by reference to Exhibit 10.3 of the Company's
                  Registration Statement on Form S-1, Registration No.
                  333-27143, as amended).

         10.9     Form of Consulting and Business Services Agreement between the
                  Company and Allied Practices (Fixed Percentage Fee)
                  (incorporated by reference to Exhibit 10.4 of the Company's
                  Registration Statement on Form S-1, Registration No.
                  333-27143, as amended).

         10.10    Form of Consulting and Business Services Agreement between the
                  Company and Allied Practices (Fixed Dollar Fee) (incorporated by reference to Exhibit 10.5 of the Company's Registration
                  Statement on Form S-1, Registration No. 333-27143, as amended).

         10.11 1997 Non-Employee Director Stock Plan (incorporated by reference to Exhibit 10.6 of the Company's Registration
                  Statement on Form S-1, Registration No. 333-27143).

         10.12    Amended and Restated 1997 Employee Stock Option Plan
                  (incorporated by reference to Exhibit 10.7 of the Company's
                  Registration Statement on Form S-1, Registration No.
                  333-27143).

         10.13    1997 Orthodontist Stock Option Plan.

         10.14    Employment Agreement between the Company and Sam Westover
                  (incorporated by reference to Exhibit 10.8 of the Company's
                  Registration Statement on Form S-1, Registration No.
                  333-27143).

         10.15    Letter Agreement between the Company and Robert S. Chilton
                  (incorporated by reference to Exhibit 10.11 of the Company's
                  Registration Statement on Form S-1, Registration No.
                  333-27143, as amended).

         10.16 Credit Agreement dated December 30, 1997 between the Company and First Union National Bank.

         10.17    Form of Company Practice Improvement Program Guarantee

         21.1     Subsidiaries of the Registrant.

         23.1     Consent of Arthur Andersen LLP.

         27.1     Financial Data Schedule.

         27.2     Restated Financial Data Schedule.

         99.1     Safe Harbor Compliance Statement.