Form 10-Q
period 1998-03-31
ORTHALLIANCE INC
filed 1998-05-15
CIK 1039139

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                ----------------


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 000-22975

                                 ---------------

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

          (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (310) 791-5656

                                   ---------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   The number of shares of Class A Common Stock and Class B Common Stock of the Registrant outstanding at March 31, 1998 was 12,472,950 and 250,000, respectively.

===============================================================================

                               ORTHALLIANCE, INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX
                                                                                         PAGE
                                                                                         ----
PART I    FINANCIAL INFORMATION......................................................      3

Item 1    Financial Statements and General Information...............................      3

          Condensed Consolidated Balance Sheets as of December 31, 1997 and
                    March 31, 1998 (unaudited).......................................      3

          Condensed Consolidated Statement of Operations for the Three Months Ended
                    March 31, 1997 and March 31, 1998 (unaudited)....................      4

          Condensed Consolidated Statement of Cash Flows for the Three Months Ended
                    March 31, 1997 and March 31, 1998 (unaudited)....................      5

          Notes to Condensed Consolidated Financial Statements.......................      6


Item 2    Management's Discussion and Analysis of Financial Condition and
          Results of Operations......................................................      8

Item 3    Quantitative and Qualitative Disclosure about Market Risk..................     10

PART II   OTHER INFORMATION..........................................................     10

Item 1    Legal Proceedings..........................................................     10

Item 2    Changes in Securities and Use of Proceeds..................................     10

Item 3    Defaults Upon Senior Securities............................................     11

Item 4    Submission of Matters to a Vote of Security Holders........................     11

Item 5    Other Information..........................................................     11

Item 6    Exhibits and Reports on Form 8-K...........................................     11



                                        PART I

ITEM I.  FINANCIAL STATEMENTS

                               ORTHALLIANCE, INC.

                      CONDENSED CONDOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                  AS OF          AS OF
                                                                MARCH 31,    DECEMBER 31,
                                                                  1998           1997
                                                             ------------     ------------
ASSETS
Current assets:
   Cash and Cash and cash equivalents ...................    $  3,907,000     $ 12,647,000
   Patient  receivables,  net of  allowances  of $270,000
     and $242,000 .......................................       5,038,000        4,470,000
   Unbilled patient receivables, net of
     allowances of $304,000 and $293,000 ................       2,740,000        2,642,000
   Amounts due from Allied Practices ....................       4,053,000        2,489,000
   Current deferred tax assets ..........................         984,000          984,000
   Other current assets .................................         298,000           67,000
                                                             ------------     ------------
    Total current assets ................................      17,020,000       23,299,000

Property and equipment, net .............................       4,502,000        3,214,000
Notes receivable from Allied Practices ..................       2,290,000        2,010,000
Non-current deferred tax assets .........................       4,209,000        4,209,000
Intangible assets, net ..................................      28,802,000       11,313,000
Other, net ..............................................         282,000          318,000
                                                             ------------     ------------
    Total Assets ........................................    $ 57,105,000     $ 44,363,000
                                                             ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and other accrued liabilities .......    $  2,055,000     $  3,024,000
   Patient prepayments ..................................       2,913,000        2,710,000
   Liabilities assumed from Allied Practices ............         283,000          410,000
   Line of Credit borrowings ............................       2,000,000               --
   Income taxes payable .................................         542,000        1,308,000
   Current deferred tax liabilities .....................       1,672,000        1,672,000
   Amounts due to Allied Practices ......................       1,876,000        1,090,000
                                                             ------------     ------------
    Total current liabilities ...........................      11,341,000       10,214,000
                                                             ------------     ------------

Non-current deferred tax liabilities ....................         121,000          121,000
                                                             ------------     ------------
    Total liabilities ...................................      11,462,000       10,335,000
                                                             ------------     ------------

Commitments and Contingencies

Stockholders' equity:
   Class A Common Stock, $.001 par value, 20,000,000
    shares authorized, 12,472,950 shares and 11,486,761
    shares issued and outstanding at March 31, 1998
    and December 31, 1997, respectively .................          12,000           11,000
   Class B Common Stock, $.001 par value, 250,000 shares
    authorized, 250,000 shares issued and outstanding at
    March 31, 1998  and December 31, 1997,
    respectively ........................................              --               --
Additional paid-in capital ..............................      55,195,000       45,149,000
Accumulated deficit .....................................      (9,564,000)     (11,132,000)
                                                             ------------     ------------
    Total stockholders' equity ..........................      45,643,000       34,028,000
                                                             ------------     ------------
    Total liabilities and stockholders' equity ..........    $ 57,105,000     $ 44,363,000
                                                             ============     ============


                  The accompanying notes are an integral part
                of these condensed consolidated balance sheets.


                               ORTHALLIANCE, INC.


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                  THREE MONTHS ENDED   THREE MONTHS ENDED
                                     MARCH 31, 1998      MARCH 31, 1997
                                     --------------      --------------
Net revenues .................        $ 14,650,000         $ --
                                      ------------         ----
Direct expenses:
Salaries and benefits ........           4,495,000           --
Orthodontic supplies .........           1,334,000           --
Rent .........................           1,312,000           --
                                      ------------         ----
                                         7,141,000           --

Depreciation and
 amortization ................             486,000           --
General and administrative ...           4,228,000           --
                                      ------------         ----
Total expenses ...............          11,855,000           --
                                      ------------         ----

Net operating income .........           2,795,000           --

Interest expense .............              (7,000)          --
Interest income ..............             104,000           --
                                      ------------         ----

Income before income taxes ...           2,892,000           --

Provision for income taxes ...           1,271,000           --
                                      ------------         ----
Net income ...................        $  1,621,000         $ --
                                      ============         ====

Basic and diluted net
income per share .............        $       0.13         $ --
                                      ============         ====
Number of shares used in
Calculating basic net
income per share .............          12,472,525            1
                                      ============         ====
Number of shares used in
Calculating diluted net
income per share .............          12,482,450            1
                                      ============         ====

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               ORTHALLIANCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                  THREE MONTHS ENDED   THREE MONTHS ENDED
                                                     MARCH 31, 1998      MARCH 31, 1997
                                                     --------------      -------------
Cash flows from operating activities:
Net income ...................................        $  1,621,000          $--
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization ................            486,000           --
Changes in assets and liabilities, excluding
effects of acquisitions:
 Decrease in patient receivables .............              95,000           --
 Increase in due from Allied Practices .......          (1,553,000)          --
 Increase in other assets ....................            (231,000)          --
 Decrease in accounts payable and accrued ....            (321,000)          --
 liabilities
 Increase in due to Allied Practices .........             786,000           --
 Increase in patient prepayments .............             203,000           --
 Decrease in income taxes payable ............            (766,000)          --
                                                      ------------         ----
Net cash provided by operating activities ....             320,000           --
                                                      ------------         ----

Cash flows from investing activities:
 Payment for new practice affiliations .......          (8,868,000)          --
 Loans to Allied Orthodontists ...............            (338,000)          --
 Purchase of loans from Allied Practices .....             (79,000)          --
 Principal payments on loans .................              73,000           --
 Capital expenditures ........................            (293,000)          --
                                                      ------------         ----
 Net cash used in investing activities ........         (9,505,000)
                                                      ------------         ----

Cash flows from financing activities:
 Reduction in bank overdraft .................            (648,000)          --
 Borrowing on line of credit .................           2,000,000           --
 Reduction in assumed liabilities.............            (907,000)          --
                                                      ------------         ----
 Net cash provided by financing activities ...             445,000
                                                      ------------         ----
 Net decrease in cash and cash equivalents ...        $ (8,740,000)         $--
                                                      ============         ====

Cash and cash equivalents at beginning of ....        $ 12,647,000          $--
period

Cash and cash equivalents at end of period ...        $  3,907,000          $--
                                                      ============         ----

Supplemental cash flow information:
 Interest paid ...............................        $      7,000          $--
 Taxes paid ..................................        $  2,037,000          $--
 Noncash investing and financing activities
Acquisition of businesses:
  Fair value of assets acquired ..............        $ 19,695,000           --
  Less: Issuance of common stock .............         (10,047,000)          --
  Less: Cash paid ............................          (8,868,000)          --
                                                      ------------         ----
  Liabilities assumed ........................        $    780,000          $--
                                                      ============         ====


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               ORTHALLIANCE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.      BUSINESS AND ORGANIZATION

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

        On August 26, 1997, OrthAlliance acquired (the "Acquisitions") simultaneously with the closing of the IPO of its Class A Common Stock, certain operating assets of or the stock of entities holding certain tangible and intangible assets, and assumed certain liabilities of 55 orthodontic practices (collectively, the "Founding Practices") in exchange for 5,882,984 shares of Common Stock and $13,800,000 in cash. The underwriters exercised an overallotment option to purchase an additional 390,000 shares of Common Stock, thereby increasing the number of shares of Common Stock offered in the IPO from 2,600,000 to 2,990,000. The net proceeds of the shares of Common Stock issued in the IPO (after deducting the underwriting discounts and commission) were $33,368,400. Other expenses incurred by the Company related to the Offering totalled approximately $2,200,000 and these were recognized by Premier and USOC prior to the merger. The Acquisitions have been accounted for in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 48.

  Basis of Presentation

      The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosure herein are adequate to make the information not misleading. The financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim period ended March 31, 1998.

        Operating results for interim periods are not necessarily indicative of the results for full years. These condensed consolidated financial statements should be read in conjunction with the Financial Statements of OrthAlliance and related notes thereto, and management's discussion and analysis related thereto, all of which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, No. 000-22975 (the "Annual Report").

      In the opinion of Company management, the accompanying consolidated financial statements include the accounts of the Company and all adjustments necessary to present fairly the Company's financial position at March 31, 1998 and December 31, 1997, and its results of operations and cash flows for the three months ended March 31, 1998 and March 31, 1997.

2.      NEW ORTHODONTIST AFFILIATIONS

      From January 1, 1998 to March 31, 1998, the Company entered into agreements with seven Allied Practices which included 13 additional orthodontists for a total consideration (including acquisition costs) of $19,695,000. This consideration consisted of 990,829 shares of Common Stock with an aggregated value at various acquisition costs of $10,047,000 and payment of $8,868,000 cash. The Company also assumed $780,000 in debt related to assets acquired. These orthodontists operated out of 30 locations and generated patient revenue of approximately $15.9 million during a 12 month period immediately preceding the date of affiliation. Prior patient revenue is not necessarily indicative of the level of revenue these practices may be expected to generate in the future. The Company has entered into agreements with certain of these Allied Practices to make the payment of management fees after the first two years contingent on various factors, including relative practice profitability, acquisition consideration, timely reporting of information, participation in practice improvement programs and orthodontist hours worked.



3.  ORTHALLIANCE FINANCE, INC.

      On October 7, 1997, the Company created a wholly owned subsidiary, OrthAlliance Finance, Inc., a Delaware corporation ("OA Finance"). OA Finance has established a patient financing program for approved patients of Allied Practices, and purchases loans made by Allied Practices to these patients. OA Finance either pays the Allied Practices approximately 20% of the total discounted consideration that it is paying for the loan, upon receipt of the appropriate loan documentation, and pays the balance, with interest, over approximately 24 months. Alternatively, 100% of the discounted consideration is paid at the option of the Allied Practice. As of March 31, 1998, OA Finance purchased 28 loans for a total value of $79,000.



4. SUBSEQUENT EVENTS

  New Orthodontic Affiliations

        Subsequent to March 31, 1998, seven practices affiliated with the Company which included 10 orthodontists. All of these orthodontists operate from established practices that affiliated with the company since March 31, 1998. The seven practices that affiliated with the Company since March 31, 1998 operate 12 locations and generated historical patient revenue over the prior 12 months of approximately $6.5 million (unaudited). Prior patient revenue is not necessarily indicative of the level of revenue that these practices may be expected to generate in the future. The Company has entered an agreement with a certain Allied Practice to make the payment of such management fees after the first two years contingent on various factors, including relative practice profitability, acquisition consideration, timely reporting of information, participation in practice improvement programs and orthodontist hours worked.

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

  Overview

        The Company began providing practice management services to Allied Practices in the United States on August 26, 1997 and therefore, comparisons with the first quarter of 1997 are not meaningful. The initial 55 Allied Practices included 82 Allied Orthodontists operating 147 offices in 16 states. By March 31, 1998, the Company had affiliated with 30 additional orthodontists operating out of 61 new locations.

      The Company has entered into either a service agreement ("Service Agreement") or a consulting and business services agreement ("Consulting Agreement") with each Allied Practice (the Service Agreements and Consulting Agreements are referred to herein collectively as "Management Agreements"). Under the Service Agreements, the Company provides practice management services to Allied Practices in exchange for certain management fees. Under the Consulting Agreements, which allow the Company and the Allied Practices to comply with certain state law restrictions on practice management, the Company provides consulting services in exchange for consulting fees. From time to time the Company has entered into and may enter into agreements with certain Allied Practices to make the payment of such management fees after a certain period of time contingent on various factors, including relative practice profitability, as compared to acquisition consideration, timely reporting of information, participation in practice improvement programs and orthodontist hours worked. Except with respect to five Service Agreements providing for the payment of flat fees, the management fees earned by the Company are based on a negotiated percentage of the "Adjusted Patient Revenue" of the Allied Practices. Adjusted Patient Revenue is net patient revenue, as determined under generally accepted accounting principles, including adjustments for contractual allowances and other discounts, plus an adjustment for uncollectible accounts. Patient revenue is recognized as orthodontic services are performed. If a patient enters into a long-term orthodontic services contract, approximately 20% of the contract value is recognized at the time of initial treatment. The balance of the contract revenue is realized evenly over the remaining treatment period. The 20% estimated revenue at the initial treatment date is based on the estimated costs incurred by the practice at that time as compared to the total costs of providing the contracted services and is consistent with industry standards. Pursuant to the Management Agreements, the Company incurs the expenses necessary to manage and administer each Allied Practice and such expenses are paid from funds generated by such Allied Practice. Such expenses include, but are not limited to, salaries, wages and benefits of Allied Practice personnel (excluding orthodontists and, in some cases, certain clinical personnel), the office (general and administrative) expenses of the Allied Practices and depreciation and amortization of assets acquired from the Allied Practices. The Company also incurs personnel and administrative expenses in connection with maintaining corporate offices, from which the Company provides the management services.

  Results Of Operations (Unaudited)

      The financial statements of the Company for the three months ended March 31, 1998 reflect net income of $1,621,000 on revenues of $14,650,000.

      The following table sets forth the percentage of certain items in relation to net revenues.

     Net Revenue ..........................................    100.0%
     Direct Expenses
          Employee  costs .................................     30.7
          Practice  supplies ..............................      9.1
          Rent ............................................      9.0
                                                               -----
     Total  direct  expenses ..............................     48.8
          Depreciation  and amortization ..................      3.3
          General and  Administrative .....................     28.9
                                                               -----
     Net operating  income ................................     19.0
          Interest  expense ...............................     (0.1)
          Interest  income ................................      0.7
                                                               -----
     Income  before income taxes ..........................     19.6
          Provision  for income  taxes ....................      8.7
                                                               -----
     Net  income ..........................................     10.9

      Net Revenue. Net revenue reported by the Company is derived by applying the appropriate management fee percentage against Adjusted Patient Revenue, and adding the reimbursement from the Allied Practices of practice expenses paid by the Company. In addition, the Company does include in revenue the amortization of certain prepaid revenue balances that were acquired from the Allied Practices. Prepaid revenue is recognized as the orthodontist provides the services that were prepaid by patients before the practice affiliated with the Company.

      Direct Expenses. Direct expenses include clinical expenses paid and corporate expenses incurred during the quarter. All expense categories are consistent with management's expectations based upon expense information provided by the Allied Practices prior to affiliation with the Company. Direct expenses as a percentage to net revenue are consistent with levels seen within the industry.

      Depreciation and Amortization. Depreciation and amortization expense relates to the depreciation of capital assets and the amortization of intangible assets acquired resulting from new practice affiliations. Service agreement intangibles are amortized over the expected period to be benefited, not to exceed the term of the Management Agreements, which is 20 to 25 years. Depreciation and amortization expense increased in the first quarter of 1998 compared with the fourth quarter of 1997 due to the additional service agreement intangible assets amortization associated with new practice affiliations completed in the first quarter. Total depreciation and amortization expense of $486,000 is consistent with management's expectations based upon the number and size of the affiliations completed.

      Interest Income. This represents interest earned on excess cash balances invested primarily in short-term money market accounts, loans to affiliated practices and loans to patients through OA Finance. Earnings on invested excess cash declined during the quarter as excess cash balances were used to pay the consideration for practice affiliations.

      Interest Expense. This represents interest incurred on borrowings against the First Union $25 million revolving credit facility.


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

      As of March 31, 1998, the Company had a working capital balance of approximately $5.7 million. The decline in working capital since December 31, 1997 is primarily attributable to the investment in new practice affiliations during the quarter. The Company continues to anticipate the primary uses of capital will include additional affiliation with orthodontic practices, certain costs related to the development of satellite offices and funding the working capital needs of the Company and the Allied Practices. The Management Agreements provide for advances by the Company to the Allied Practices for working capital requirements and other purposes. Such loans generally bear interest at prime plus one percent and are repayable over varying periods of time not to exceed five years. It is anticipated that the foregoing capital expenditures will be funded from the Company's cash flow from operations, existing working capital and borrowings under the revolving credit facility. During the three months ended March 31, 1998, the Company expended approximately $8.9 million of cash for the acquisition of certain net assets of and the affiliation with new practices.

      As of March 31, 1998, the Company has taken advances against the revolving credit facility totaling $2,000,000. These borrowings were used, along with other capital resources, for practice affiliations and to support the working capital requirements of the Company. The Company expects to take additional advances from the credit facility in the near-term to satisfy the Company's working capital requirements.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Not Applicable.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

      (a) None

      (b) None

      (c) None

      (d) Pursuant to the Company's registration statement on Form S-1, as amended (No. 333-27143), that became effective on August 21, 1997, the Company offered and sold to the underwriters (managed by J.C. Bradford & Co.) 2,990,000 shares of Class A Common Stock in the IPO for an aggregate offering price of $35,880,000. As of March 31, 1998, the amount of expenses incurred by the Company in connection with the issuance and distribution of the Common Stock in the IPO for underwriting discounts and commissions, finders fees, expenses paid to or for underwriters is approximately $2,511,600. As of March 31, 1998, other expenses incurred by the Company in connection with the IPO total approximately $2,231,000. The net proceeds received by the Company after deducting the above expenses is approximately $31,137,400. The Company has used the net proceeds from the Offering as follows:

               Dividend to Founding Affiliated
                 Practices................................$ 13,759,266
               Payment of Liabilities Assumed in Merger...$  4,407,812
               Acquisition of Additional Allied
                 Practices................................$ 12,970,322
                                                          ------------
                                                          $ 31,137,400
                                                          ============

            Of the $2,416,512 used for payment of assumed liabilities, $271,461 was paid to Sam Westover (President, Chief Executive Officer and Director), $172,647 was paid to Paul H. Hayase (Senior Vice President - Human Resources, General Counsel and Secretary), $162,877 was paid to
         J. Dalton Gerlach (Senior Vice President Development) and $250,000 was paid to Jonathan E. Wilfong (Chairman of the Board) for consulting services related to the IPO.

            Of the $13,759,266 used for payment of the dividend to the Founding Practices, $280,403 was paid to Douglas D. Durbin (Director), $107,432 was paid to Randall A. Schmidt (Director) and $582,857 was paid to Randall K. Bennett (Director).

            As of March 31, 1998, there was no remaining unused balance of IPO proceeds.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      (a) None

      (b) None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      (a) None

      (b) None

      (c) None

      (d) None

ITEM 5. OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

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

          4.1 Amended and Restated Certificate of Incorporation of the Company, including, without limitation Section 4 (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, Registration No. 333-27143, as amended.

          4.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 Registration No. 333-27143, as amended.

         27.1  Financial Data Schedule.

         99.1  Safe Harbor Compliance Statement.

      (b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ORTHALLIANCE, INC.
                                        (Registrant)


Date:  May 12, 1998                     By:  /s/ Sam Westover
                                             ----------------------------------
                                             Sam Westover,
                                             President and
                                             Chief Executive Officer


Date   May 12, 1998                     By:  /s/ Robert Chilton
                                             ----------------------------------
                                             Robert Chilton,
                                             Chief Financial Officer