Form 10-Q
period 1998-06-30
ORTHALLIANCE INC
filed 1998-08-14
CIK 1039139

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                ----------------


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 000-22975
                                ----------------

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


      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (310) 791-5656
                                ----------------

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares of Class A Common Stock and Class B Common Stock of the Registrant outstanding at June 30, 1998 was 12,996,304 and 250,000, respectively.


================================================================================

                               ORTHALLIANCE, INC.

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998


                                              INDEX                                          PAGE
                                                                                             ----
PART I FINANCIAL INFORMATION .............................................................     4

Item 1 Financial Statements and General Information ......................................     4

       Condensed Consolidated Balance Sheets as of December 31, 1997 and
       June 30, 1998 (unaudited) .........................................................     4

       Condensed Consolidated Statement of Operations for the Six Months Ended
       June 30, 1997 and June 30, 1998 (unaudited) .......................................     5

       Condensed Consolidated Statement of Operations for the Three Months Ended
       June 30, 1997 and June 30, 1998 (unaudited) .......................................     6

       Condensed Consolidated Statement of Cash Flows for the Three Months Ended
       June 30, 1997 and June 30, 1998 (unaudited) .......................................     7

       Notes to Condensed Consolidated Financial Statements ..............................     8


Item 2 Management's Discussion and Analysis of Financial Condition and
       Results of Operations .............................................................    10

Item 3 Quantitative and Qualitative Disclosure about Market Risk .........................    13

PART II OTHER INFORMATION ................................................................    13

Item 1 Legal Proceedings .................................................................    13

Item 2 Changes in Securities and Use of Proceeds .........................................    13

Item 3 Defaults Upon Senior Securities ...................................................    13

Item 4 Submission of Matters to a Vote of Security Holders ...............................    14

Item 5 Other Information .................................................................    15

Item 6 Exhibits and Reports on Form 8-K ..................................................    15

                           FORWARD-LOOKING STATEMENTS

        Statements contained in this Report, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include the statements regarding efforts to determine Year 2000 exposure, the costs to bring corporate and practice systems into Year 2000 compliance, funding of development efforts, acquisitions and operations. Such forward-looking statements include uncertainties that could cause actual results to differ materially from those documented in this report. These risks include the ability to grow through affiliations with additional orthodontic or pediatric dental practices, the ability to identify suitable affiliation candidates and to profitably manage or successfully integrate new practices, the level of competition from other orthodontic or dental practice management companies, the continued availability of adequate insurance, the ability to secure capital to fund future growth, regulatory developments and changes in the United States healthcare system, the general economy of the United States and the specific markets in which OrthAlliance operates orthodontic or pediatric dental offices, and other factors as may be identified from time to time in future filings with the Security and Exchange Commission or in other public announcements.

                                     PART I

ITEM I.  FINANCIAL STATEMENTS

                               ORTHALLIANCE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                     AS OF                  AS OF
                                                                                    JUNE 30,            DECEMBER 31,
                                                                                     1998                   1997
                                                                                 -------------          -------------
ASSETS
Current assets:
   Cash and cash equivalents ..........................................          $   5,362,000          $  12,647,000
Patient receivables, net of allowances of $348,000 and $242,000 .......              6,376,000              4,470,000
   Unbilled patient receivables, net of
     allowances of $307,000 and $293,000 ..............................              2,763,000              2,642,000
   Amounts due from Allied Practices ..................................              4,434,000              2,489,000
   Current deferred tax assets ........................................                984,000                984,000
   Other current assets ...............................................                233,000                 67,000
                                                                                 -------------          -------------
    Total current assets ..............................................             20,152,000             23,299,000

Property and equipment, net ...........................................              4,820,000              3,214,000
Notes receivable from Allied Practices ................................              2,877,000              2,010,000
Non-current deferred tax assets .......................................              4,209,000              4,209,000
Intangible assets, net ................................................             41,408,000             11,313,000
Other, net ............................................................                259,000                318,000
                                                                                 -------------          -------------
    Total Assets ......................................................          $  73,725,000          $  44,363,000
                                                                                 =============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and other accrued liabilities .....................          $   2,229,000          $   3,024,000
   Patient prepayments ................................................              3,138,000              2,710,000
   Liabilities assumed from Allied Practices ..........................                283,000                410,000
   Line of Credit borrowings ..........................................              8,000,000                     --
   Income taxes payable ...............................................                799,000              1,308,000
   Current deferred tax liabilities ...................................              1,672,000              1,672,000
   Amounts due to Allied Practices ....................................              2,113,000              1,090,000
                                                                                 -------------          -------------
    Total current liabilities .........................................             18,234,000             10,214,000
                                                                                 -------------          -------------

Non-current deferred tax liabilities ..................................                121,000                121,000
                                                                                 -------------          -------------
    Total liabilities .................................................             18,355,000             10,335,000
                                                                                 -------------          -------------

Commitments and Contingencies

Stockholders' equity:
   Class A Common Stock, $.001 par value, 20,000,000 shares authorized,
    12,996,304 shares and 11,486,761 shares issued and outstanding at
    June 30, 1998 and December 31, 1997, respectively .................                 13,000                 11,000
   Class B Common Stock, $.001 par value, 250,000 shares
    Authorized, 250,000 shares issued and outstanding at
    June 30, 1998  and December 31, 1997 ..............................                     --                     --
Additional paid-in capital ............................................             63,062,000             45,149,000
Accumulated deficit ...................................................             (7,705,000)           (11,132,000)
                                                                                 -------------          -------------
    Total stockholders' equity ........................................             55,370,000             34,028,000
                                                                                 -------------          -------------
    Total liabilities and stockholders' equity ........................          $  73,725,000          $  44,363,000
                                                                                 =============          =============


                   The accompanying notes are an integral part
                 of these condensed consolidated balance sheets.

                               ORTHALLIANCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     SIX MONTHS ENDED       SIX MONTHS ENDED
                                                      JUNE 30, 1998          JUNE 30, 1997
                                                     ----------------       ----------------
Net revenues .....................................    $  33,362,000                    $--
                                                      -------------          -------------
Direct expenses:
Salaries and benefits ............................       10,350,000                     --
Orthodontic supplies .............................        3,183,000                     --
Rent .............................................        2,959,000                     --
                                                      -------------          -------------
Total Direct Expenses ............................       16,492,000                     --

Depreciation and amortization ....................        1,074,000                     --
General and administrative expenses ..............        9,745,000                     --
Non-recurring organizer compensation expense .....               --              2,271,000
                                                      -------------          -------------
Total expenses ...................................       27,311,000              2,271,000
                                                      -------------          -------------

Net operating income (loss) ......................        6,051,000             (2,271,000)

Interest expense .................................          (94,000)                    --
Interest income ..................................          196,000                     --
                                                      -------------          -------------

Income (loss) before income taxes ................        6,153,000             (2,271,000)

Provision for income taxes .......................        2,670,000                     --
                                                      -------------          -------------
Net income (loss) ................................    $   3,483,000          $  (2,271,000)
                                                      =============          =============

Basic and diluted net
income (loss) per share ..........................    $        0.27                    N/A
                                                      =============          -------------
Number of shares used in
calculating basic net
Income (loss) per share ..........................       12,756,440                    N/A
                                                      =============          -------------
Number of shares used in
calculating diluted net
income (loss) per share ..........................       12,841,330                    N/A
                                                      =============          =============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               ORTHALLIANCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED    THREE MONTHS ENDED
                                                       JUNE 30, 1998          JUNE 30, 1997
                                                     ------------------    ------------------
Net revenues .....................................    $    18,712,000                    $--
                                                      ---------------        ---------------
Direct expenses:
Salaries and benefits ............................          5,855,000                     --
Orthodontic supplies .............................          1,850,000                     --
Rent .............................................          1,647,000                     --
                                                      ---------------        ---------------
Total Direct Expenses ............................          9,352,000                     --

Depreciation and amortization ....................            588,000                     --
General and administrative expenses ..............          5,518,000                     --
Non-recurring organizer compensation expense .....                 --              2,271,000
                                                      ---------------        ---------------
Total expenses ...................................         15,458,000              2,271,000
                                                      ---------------        ---------------

Net operating income (loss) ......................          3,254,000             (2,271,000)

Interest expense .................................            (87,000)                    --
Interest income ..................................             92,000                     --
                                                      ---------------        ---------------

Income (loss) before income taxes ................          3,259,000             (2,271,000)

Provision for (benefit from) income taxes ........          1,400,000                     --
                                                      ---------------        ---------------
Net income (loss) ................................    $     1,859,000        $    (2,271,000)
                                                      ===============        ===============

Basic and diluted net
income (loss) per share ..........................    $          0.14                    N/A
                                                      ===============        ===============
Number of shares used in
calculating basic net
Income (loss) per share ..........................         13,037,235                    N/A
                                                      ===============        ===============
Number of shares used in
calculating diluted net
Income (loss) per share ..........................         13,191,143                    N/A
                                                      ===============        ===============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               ORTHALLIANCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                               SIX MONTHS ENDED       SIX MONTHS ENDED
                                                                JUNE 30, 1998          JUNE 30, 1997
                                                               ---------------        ---------------
Cash flows from operating activities:
Net income .............................................       $     3,483,000        $    (2,271,000)
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization .........................             1,074,000                     --
 Non-recurring organizer compensation expense ..........                    --              2,271,000
 Changes in assets and liabilities, excluding
    effects of acquisitions:
 Increase in patient receivables .......................              (324,000)                    --
 Increase in due from Allied Practices .................            (1,945,000)                    --
 Increase in other current assets ......................              (166,000)                    --
 Decrease in other intangible assets, net ..............                19,000                     --
 Decrease in accounts payable and accrued liabilities ..              (281,000)                    --
 Increase in due to Allied Practices ...................             1,023,000                     --
 Increase in patient prepayments .......................               428,000                     --
 Decrease in income taxes payable ......................              (509,000)                    --
                                                               ---------------        ---------------
Net cash provided by operating activities ..............             2,802,000                     --
                                                               ---------------        ---------------

Cash flows from investing activities:
 Payment for new practice affiliations .................           (15,578,000)                    --
 Loans to Allied Orthodontists .........................              (919,000)                    --
 Purchase of loans from Allied Practices ...............              (201,000)                    --
 Principal payments on loans ...........................               197,000                     --
 Capital expenditures ..................................              (405,000)                    --
                                                               ---------------        ---------------
 Net cash used in investing activities .................           (16,906,000)                    --
                                                               ---------------        ---------------

Cash flows from financing activities:
 Reduction in bank overdraft ...........................              (529,000)                    --
 Proceeds from exercise of stock options ...............               255,000                     --
 Borrowing on line of credit ...........................             8,000,000                     --
 Reduction in assumed liabilities ......................              (907,000)                    --
                                                               ---------------        ---------------
 Net cash provided by financing activities .............             6,819,000                     --
                                                               ---------------        ---------------
 Net decrease in cash and cash equivalents .............       $    (7,285,000)                   $--
                                                               ===============        ===============

Cash and cash equivalents at beginning of period .......       $    12,647,000                    $--

Cash and cash equivalents at end of period .............       $     5,362,000                    $--
                                                               ===============        ---------------

Supplemental cash flow information:
 Interest paid .........................................       $        48,000                    $--
 Income taxes paid .....................................       $     3,179,000                    $--
 Noncash investing and financing activities
Acquisition of businesses:
  Fair value of assets acquired ........................       $    34,033,000                     --
  Less: Issuance of common stock .......................           (17,675,000)                    --
  Less: Cash paid ......................................           (15,578,000)                    --
                                                               ---------------        ---------------
  Liabilities assumed ..................................       $       780,000                    $--
                                                               ===============        ===============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               ORTHALLIANCE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

1.      BUSINESS AND ORGANIZATION

        Organization

        OrthAlliance, Inc. ("OrthAlliance" or the "Company") (formerly known as Premier Orthodontic Holdings, Inc.), a Delaware corporation, was founded in October, 1996 to provide practice management and consulting services (collectively "management services") to orthodontic practices in the United States.

        On August 26, 1997, OrthAlliance acquired (the "Acquisitions") simultaneously with the closing of the initial public offering (the "Offering" or "IPO") of its Class A Common Stock ("Common Stock"), certain operating assets of or the stock of entities holding certain tangible and intangible assets, and assumed certain liabilities of 55 orthodontic practices (collectively, the "Founding Practices") in exchange for 5,882,984 shares of Common Stock and $13,800,000 in cash. The underwriters exercised an overallotment option to purchase an additional 390,000 shares of Common Stock, thereby increasing the number of shares of Common Stock offered in the IPO from 2,600,000 to 2,990,000. The net proceeds of the shares of Common Stock issued in the IPO (after deducting the underwriting discounts and commission) were $33,368,400. The Acquisitions have been accounted for in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 48.

        Effective prior to the closing of the IPO, Premier Orthodontic Group, Inc. ("Premier") and US Orthodontic Care, Inc. ("USOC") merged with and into OrthAlliance. In the merger, the outstanding common stock of USOC and Premier converted into an aggregate of 1,750,000 shares of Common Stock and 250,000 shares of Class B Common Stock ("Class B Common Stock"). Each share of USOC common stock converted into 0.496 shares of Common Stock and 0.071 shares of Class B Common Stock. Each share of Premier common stock converted into 5,250 shares of Common Stock and 750 shares of Class B Common Stock. The USOC and Premier stockholders received an aggregate of 1,225,000 and 525,000 shares of Common Stock and 175,000 and 75,000 shares of Class B Common Stock, respectively. Premier and USOC incurred certain expenses related to the Offering prior to the merger totaling approximately $2,200,000.

        OrthAlliance began to conduct the business of providing management and consulting services to the Founding Practices on August 26, 1997. Subsequent to the IPO, the Company has entered into agreements for management services with additional orthodontic and pediatric dental practices. These new practices along with the Founding Practices collectively shall be referred to as "Allied Practices".

        Basis of Presentation

        The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosure herein are adequate to make the information not misleading. The financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim period ended June 30, 1998.

        Operating results for interim periods are not necessarily indicative of the results for full years. These condensed consolidated financial statements should be read in conjunction with the Financial Statements of OrthAlliance and related notes thereto, and management's discussion and analysis related thereto, all of which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, (the "Annual Report").

        In the opinion of Company management, the accompanying condensed consolidated financial statements include the accounts of the Company and all adjustments necessary to present fairly the Company's financial position at June 30, 1998 and December 31, 1997, and its results of operations and cash flows for the six months and the three months ended June 30, 1998 and June 30, 1997.

2.      PEDOALLIANCE, INC.

        On December 19, 1997, the Company created a new wholly owned subsidiary, PedoAlliance, Inc., a Delaware Corporation ("PedoAlliance"). PedoAlliance was formed to provide practice management or consulting services to pediatric dental practices ("Allied Pediatric Practices") located throughout the United States. PedoAlliance intends to manage the business aspects of or consult with, Allied Pediatric Practices, thereby allowing the pediatric dentist ("Allied Pediatric Dentist") to focus on delivering cost-effective, high quality patient care, and to provide capital for the development and growth of such pediatric dental practices. As of June 30, 1998, PedoAlliance had affiliated with three Allied Pediatric Practices that included six Allied Pediatric Dentists operating out of four offices. These practices generated $3.5 million in annual patient revenues for the 12 month period immediately prior to affiliating with PedoAlliance. Prior patient revenue is not necessarily indicative of the level of revenue these practices may be expected to generate in the future. The total consideration paid for these practices, excluding acquisition costs, was $3,651,800. This consideration consisted of 85,493 shares of Common Stock with an aggregated value at various stock prices of $1,286,800 and payment of $2,364,900 cash.

3.      NEW AFFILIATIONS

        From January 1, 1998 to June 30, 1998, the Company entered into agreements with 20 orthodontic practices which included 25 additional orthodontists ("Allied Orthodontic Dentists") for a total consideration (excluding acquisition costs) of $29,667,800. This consideration consisted of 1,358,689 shares of Common Stock with an aggregated value at various share prices of $16,388,300 and payment of $13,279,500 in cash. These orthodontists operated out of 45 locations and generated patient revenue of approximately $24.7 million during a 12 month period immediately preceding the date of affiliation. Prior patient revenue is not necessarily indicative of the level of revenue these practices may be expected to generate in the future. The Company has entered into agreements with certain Allied Practices to make the payment of management fees after the first two years contingent on various factors, including relative practice profitability, acquisition consideration, timely reporting of information, participation in practice improvement programs and orthodontist hours worked.

        During the period April 1, 1998 to June 30, 1998, four orthodontists ended their affiliation with certain Allied Practices. It is anticipated that these orthodontists will be replaced with new associates once appropriate candidates are recruited and affiliated. Some associate positions have been eliminated due to enhanced practice efficiencies that made it possible for Allied Practices to continue their businesses without the associates. Considering these terminations, as of June 30, 1998, the Company was affiliated with 126 Allied Pediatric Dentists and Allied Orthodontic Dentists (collectively, "Allied Orthodontists").

4.      ORTHALLIANCE FINANCE, INC.

        On October 7, 1997, the Company created a wholly owned subsidiary, OrthAlliance Finance, Inc., a Delaware corporation ("OA Finance"). OA Finance has established a patient financing program for approved patients of Allied Practices and non-affiliated practices, and purchases loans made by these practices to their patients. OA Finance pays these practices approximately 20% of the total discounted consideration that OA Finance is paying for the loan, upon receipt of the appropriate loan documentation, and pays the balance, with interest, over approximately 24 months. Alternatively, OA Finance pays 100% of the discounted consideration at the option of the practice. As of June 30, 1998, OA Finance had purchased 66 loans for a total value of $201,000.

5.      SUBSEQUENT EVENTS

        Lock-up Agreements

        The Company issued 7,632,985 shares ("Initial Shares") of unregistered Common Stock to its initial shareholders ("Initial Shareholders") immediately prior to or concurrent with the closing of its IPO in August 1997. Of those Initial Shares, 7,126,537 shares were subject to a one-year lock-up agreement with J. C. Bradford & Co. ("Representative") as representative for the underwriters for the IPO, under which agreement the shareholders agreed not to sell, transfer, give, pledge, assign, irrevocably hypothecate or otherwise dispose of such Initial Shares during the one year period ending August 21, 1998 without the prior written approval of the Representative, except in certain limited circumstances. Since June 30, 1998, certain of the Initial Shareholders owning approximately six million shares of the unregistered Common Stock have entered into new lock-up agreements with the Representative, pursuant to which the Initial Shareholders agreed not to sell, transfer, give, pledge, assign, irrevocably hypothecate or otherwise dispose of such shares during a new one year period without the prior written consent of the Representative, except that the

Initial Shareholders may: (i) give or pledge any Initial Shares without the prior written approval of the Representative if the donee or pledgee agrees in writing prior to such gift or pledge to be bound by the terms of the lock-up agreement, (ii) sell up to fifteen percent (15%) of the Initial Shares during a thirty (30) day period starting in approximately six months and (iii) margin up to fifteen percent (15%) of the Initial Shares with the Initial Shareholder's stock broker.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        Overview

        The Company began providing management services to Allied Practices in the United States on August 26, 1997 and therefore, comparisons with the first half or second quarter of 1997 are not meaningful. The initial 55 Allied Practices included 82 Allied Orthodontists operating 147 offices in 16 states. By June 30, 1998, the Company had affiliated with 48 additional Allied Orthodontic Dentists and Allied Pediatric Dentists operating out of 82 new locations.

        The Company has entered into either a service agreement ("Service Agreement") or a consulting and business services agreement ("Consulting Agreement") with each Allied Practice (the Service Agreements and Consulting Agreements are sometimes referred to herein collectively as "Management Agreements"). Under the Service Agreements, the Company provides practice management services to Allied Practices in exchange for certain management fees. Under the Consulting Agreements, which allow the Company and the Allied Practices to comply with certain state law restrictions on practice management, the Company provides consulting services in exchange for consulting fees. From time to time the Company has entered into and may enter into agreements with certain Allied Practices to make the payment of such management fees after a certain period of time contingent on various factors, including relative practice profitability, acquisition consideration, timely reporting of information, participation in practice improvement programs and dentist hours worked. Except with respect to five Service Agreements providing for the payment of flat fees, the management fees earned by the Company are based on a negotiated percentage of the "Adjusted Patient Revenue" of the Allied Practices. Adjusted Patient Revenue is net patient revenue, as determined under generally accepted accounting principles, including adjustments for contractual allowances and other discounts, plus an adjustment for uncollectible accounts. For orthodontic practices patient revenue is recognized as orthodontic services are performed. If a patient enters into a long-term orthodontic services contract, approximately 20% of the contract value is recognized at the time of initial treatment. The balance of the contract revenue is realized evenly over the remaining treatment period. The 20% revenue recognized at the initial treatment date is based on the estimated costs incurred by the practice at that time as compared to the total costs of providing the contracted services and is consistent with industry standards. For pediatric dental practices patient revenue is recognized as dental services are provided. Pursuant to the Management Agreements, the Company incurs the expenses necessary to manage and administer each Allied Practice and such expenses are paid from funds generated by such Allied Practice. Such expenses include, but are not limited to, salaries, wages and benefits of Allied Practice personnel (excluding practitioners and, in some cases, certain clinical personnel), the office (general and administrative) expenses of the Allied Practices and depreciation and amortization of assets acquired from the Allied Practices. The Company also incurs personnel and administrative expenses in connection with maintaining corporate offices, from which the Company provides the management services.

Results Of Operations (Unaudited)

        The following table sets forth the percentage of certain items in relation to net revenues in the Company's condensed consolidated statements of income.


                                       Six Months Ended  Three Months Ended
                                         June 30, 1998    June 30, 1998
                                       ----------------  ------------------
Net Revenue .......................               100.0%           100.0%
Direct Expenses
Employee costs ....................                31.0             31.3
Practice supplies .................                 9.6              9.9
Rent ..............................                 8.9              8.8
                                        ---------------  ---------------
Total direct expenses .............                49.5             50.0
Depreciation and amortization .....                 3.2              3.1
General and Administrative ........                29.2             29.5
                                        ---------------  ---------------
Net operating income ..............                18.1             17.4
Interest expense ..................                (0.3)            (0.5)
Interest income ...................                 0.6              0.5
                                        ---------------  ---------------
Income before income taxes ........                18.4             17.4
Provision for income taxes ........                 8.0              7.5
                                        ---------------  ---------------
Net income ........................                10.4              9.9


        Net Revenue. Net revenue was $33,362,000 and $18,712,000 for the six month and three month periods ending June 30 ,1998 respectively. Net revenue for the second quarter of 1998 increased 27.7% from the prior quarter. This increase was caused primarily by the addition of new Allied Practices. The Company began operations on August 26, 1997, therefore there is no comparison of net revenue with the same period in the prior year. Net revenue reported by the Company is derived by applying the appropriate management fee percentage against Adjusted Patient Revenue, and adding the reimbursement from the Allied Practices of practice expenses paid by the Company. In addition, the Company does include in revenue the amortization of certain prepaid revenue balances that were acquired from the Allied Practices. Prepaid revenue is recognized as the orthodontist provides the services that were prepaid by patients before the practice affiliated with the Company.

        Direct Expenses. Direct expenses include clinical expenses paid and corporate expenses incurred during the quarter. All expense categories in the second quarter of 1998 compared to the first quarter increased due to the addition of new Allied Practices in the second quarter. All direct expense categories are consistent with management's expectations based upon expense information provided by the Allied Practices prior to affiliation with the Company. Direct expenses as a percentage to net revenue are consistent with levels seen within the industry.

        Depreciation and Amortization. Depreciation and amortization expense relates to the depreciation of capital assets and the amortization of intangible assets acquired resulting from new practice affiliations. Service agreement intangibles are amortized over the expected period benefited, not to exceed the term of the Management Agreements, which range from 20 to 25 years. Depreciation and amortization expense increased in the second quarter of 1998 compared with the first quarter due to the additional service agreement intangible assets amortization associated with recent practice affiliations. Total depreciation and amortization expense is consistent with management's expectations based upon the number and size of the affiliations completed.

        General and Administrative Expenses. General and administrative expenses include practice administration expenses and corporate expenses pertaining to accounting, legal, marketing and advertising. General and administrative expenses increased by 30.5% during the second quarter of 1998 when compared with the first quarter of 1998. This increase is primarily due to additional practice administration expenses associated with new practices that recently affiliated with the Company. In addition, increased corporate marketing expenses directed toward generating additional patients for the Allied Practices caused a portion of the increase in general and administrative expense for the second quarter.

        Non-recurring Organizer Compensation. In the second quarter of 1997, the Company issued warrants to owners of certain Founding Practices and Jonathan Wilfong and Craig Hethcox for their assistance in the Offering. The Company recorded compensation expense of approximately $2.3 million for the fair value of these warrants. The Company began operations on August

26, 1997, therefore the expense recognized in the second quarter of 1997 did not include any practice administration expenses or other corporate administrative expenses.

        Interest Income. Represents interest earned on excess cash balances invested primarily in short-term money market accounts, loans to affiliated practices and loans to patients through OA Finance. Earnings on invested excess cash declined during the quarter as excess cash balances were used to pay the consideration for practice affiliations.

        Interest Expense. Represents interest incurred on borrowings against the Company's $25 million revolving credit facility. The increase in the outstanding balance of the credit facility caused interest expense to increase during the quarter.

        Liquidity and Capital Resources

        The patient receivables of the Allied Practices are recorded at net realizable value on the date of purchase by the Company. Any subsequent uncollectable amount is written off by OrthAlliance and is funded by the Allied Practice. These accounts receivable should generate funds required for (i) the expenses incurred by the Company to manage and administer the Allied Practices,
(ii) the management fees, and (iii) salaries for other employees of the Allied Practices, with the balance due to the owning orthodontists of the Allied Practices.

        For the six months ended June 30, 1998, the Company generated $2.8 million in cash. During the six months ended June 30, 1998, $16.9 million in cash was used in investing activities mostly due to the consideration paid for new affiliations during the quarter. Financing activities provided $6.8 million in cash during the first half of 1998 composed principally of the draws from the Company's credit facility with First Union National Bank.

        As of June 30, 1998, the Company had a working capital balance of approximately $1.9 million, a decrease of $11.2 million from December 31, 1997. The decline in working capital is primarily attributable to investments in new practice affiliations. The Company continues to anticipate that the primary uses of its capital will include additional affiliation with orthodontic and pediatric dental practices, expenditures related to the development of satellite offices and funding the working capital needs of the Company and the Allied Practices. The Management Agreements provide for advances by the Company to the Allied Practices for working capital requirements and other purposes. Such loans generally bear interest at prime plus one percent and are repayable over varying periods not to exceed five years. It is anticipated that the foregoing capital expenditures will be funded from the Company's cash flow from operations, existing working capital and borrowings under the revolving credit facility.

        Year 2000 Compliance

        The Company has reviewed the systems utilized by the corporate office in all areas of office automation, including payroll, payables, general ledger and data management. In all cases the systems are already in compliance with Year 2000 requirements or the developers of the systems have a Year 2000 compliant version available. The Company intends to upgrade the remaining systems at the corporate office that are not already in compliance with a compliant version before the end of 1998. The cost to upgrade these systems is minimal since the upgrades are provided by the developers under the maintenance agreements already in place.

        In the event the Company fails to identify all of the systems at risk for possible failure due to the Year 2000 issue, the Company plans to retain a complete copy of the systems and data in use prior to December 31, 1999. If after the Company begins operations in the Year 2000 it is determined that a system has failed, the Company can reset all system clocks to a date prior to January 1, 2000 and restore the affected systems from the copy. This will provide the Company with more time to repair the affected systems.

        The Company does not own any "Non-IT" systems at the corporate office that might also be affected by the Year 2000 issue. As an example, the Company does not own any automated machinery, elevators, telephone switches, or other equipment that might contain microcontrollers. Therefore, the Company does not believe that it is at risk from any failure associated with these kinds of devices. The Company may own some "Non-IT" systems in practice offices that might be affected by the Year 2000 issue. The Company has not yet determined which offices may contain such devices. The Company plans to evaluate all equipment owned by the Company in each Allied Practice office to determine if any such devices exist. The cost to repair any devices found would be reimbursed to the Company by the affected Allied Practices.

        The Company has not performed an evaluation of any of the systems installed in each of its Allied Practice offices. Therefore, the Company is not aware of which systems are currently Year 2000 compliant. The Company does have a plan to evaluate the Allied Practice office systems for Year 2000 compliance before the end of 1998. The Company plans to work with those practice offices that are found to possess systems that are not Year 2000 compliant to either upgrade, replace or modify non-compliant systems with compliant systems. The Company will develop a timetable for completing this effort for each Allied Practice office once it is determined which offices and which systems are affected. Since the Company is not aware of which systems are currently Year 2000 compliant, the Company is not aware of the costs associated with upgrading these systems to Year 2000 compliance; however, any costs incurred by the Company to complete a systems upgrade would be reimbursed to the Company by each Allied Practice. The Company has not performed a detailed analysis of each system to determine the impact on the Company in the event any Allied Practice failed to upgrade any one of their office systems prior to the end of 1999; however, the Company believes that the only two office systems that might have a direct impact on its operations are the practice management systems and accounts payable systems. In some instances, Allied Practice offices have installed a network of computers that rely upon a central database server for multiple user access to information. In these instances, failure by these Allied Practice offices to upgrade the network system to be Year 2000 compliant, could affect the practice management and accounts payable systems, even if these later two systems are themselves Year 2000 compliant. The Company believes that the impact on Company operations from a failure of the practice management or accounts payable systems would be minimal. Failure of the practice management systems can be mitigated by manual posting of payments to client records. Failure of the accounts payable system can be mitigated by manual preparation of vendor payments. Although additional staffing may be necessary to perform these tasks without the benefit of the affected automated systems, these functions are not critical to providing orthodontic or pediatric dental services. Therefore, the Company believes that operations can continue relatively unaffected by a failure of an Allied Practice office to upgrade their system to Year 2000 compliance.

        The Company has not performed an evaluation of all of the significant third party entities to determine if a failure by any one of them to upgrade their systems to Year 2000 compliance could have an adverse impact on the Company. Some of the significant third party entities that the Company currently has a material relationship, include General Telephone, MCI, Automated Data Processing, Edison International and all of the various financial institutions with which the Company currently has banking relationships. The Company has not yet assessed the risks associated with a failure by any of the systems utilized by these entities and what steps can be taken to mitigate these risks.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   Not Applicable.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

   None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

   (a) None

   (b) None

   (c) None

   (d) None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   (a) None

   (b) None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    (a) The annual meeting of stockholders of the Company was held on Friday, June 5, 1998. At this meeting, the following matters were voted upon by the Company's stockholders.

    (b)  Election of Class I Directors

        Douglas D. Durbin, D.M.D., M.S.D. and W. Dennis Summers were elected to serve as Class I directors of the Company until the 2001 Annual Meeting of Stockholders or until their successors are elected and qualified. The vote was as follows:


Name                                 Votes Cast in    Votes Cast Against     Abstentions
                                         Favor           or Withheld          Non Votes
                                    ---------------- --------------------- -----------------
Douglas D. Durbin, D.M.D., M.S.D.      9,893,469           108,013
W. Dennis Summers                      9,894,469           107,013


        The following directors continued in office following the meeting:


Name                                     Term Expires
----                                     ------------
Randall K. Bennett, D.D.S., M.S.            1999
U. Bertram Ellis, Jr.                       1999
Randall A. Schmidt, D.D.S., M.S.D.          1999
Craig L. McKnight                           2000
Sam Westover                                2000
Jonathan E. Wilfong                         2000


    (c)(i)      Approval of Amendment to the 1997 Employee Stock Option Plan

        The stockholders of the Company approved an increase in the number of shares of Common stock which may be issued subject to options granted under the 1997 Employee Stock Option Plan from 1,000,000 to 1,500,000 shares, subject to certain anti-dilution provisions set forth in the plan. The vote was as follows:


                      Votes Cast in    Votes Cast Against       Abstentions
                          Favor           or Withheld            Non Votes
                      --------------- --------------------- ---------------------
                        9,323,354           314,724               363,404


    (c)(ii) Approval of Amendments to the 1997 Non-Employee Director Stock Plan

        The stockholders of the Company approved amendments to the 1997 Non-Employee Director Stock Plan ("Director Plan") to change the class of persons eligible to participate in the Director Plan from non-employee directors to all directors of the Company and to give the Compensation Committee of the Board of Directors authority and discretion to administer the Director Plan rather than providing for automatic formula grants. The vote was as follows:


                       Votes Cast in     Votes Cast Against       Abstentions
                           Favor             or Withheld           Non Votes
                      ----------------- ---------------------- ------------------
                         9,063,512             445,775              492,195


    (c)(iii)   Approval of the 1997 Orthodontist Stock Option Plan

        The stockholders of the Company approved the 1997 Orthodontist Stock Option Plan. The vote was as follows:


                        Votes Cast in     Votes Cast Against or     Abstentions
                            Favor               Withheld             Non Votes
                       ---------------- -------------------------- --------------
                          8,855,950              625,758              519,774


    (c)(vi)    Selection of Independent Auditors

        The stockholders of the Company ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 1998. The vote was as follows:


                        Votes Cast in     Votes Cast Against or     Abstentions
                            Favor                Withheld            Non Votes
                       ----------------- ------------------------- --------------
                            9,993,107                1,100              7,275


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

      27.1 Financial Data Schedule.

      99.1 Safe Harbor Compliance Statement.

   (b) Reports on Form 8-K

   The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ORTHALLIANCE, INC.
                                     (Registrant)

Date:  August 13, 1998               By: /s/ Sam Westover
                                         ----------------------------
                                         Sam Westover,
                                         President and
                                         Chief Executive Officer

Date:  August 13, 1998               By: /s/ Robert Chilton
                                         ----------------------------
                                         Robert Chilton,
                                         Chief Financial Officer