Form 10-Q
period 1998-09-30
ORTHALLIANCE INC
filed 1998-11-13
CIK 1039139

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                 ---------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 000-22975
                                 ---------------

                               ORTHALLIANCE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                 95-4632134
        (STATE OR JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

  23848 HAWTHORNE BOULEVARD, SUITE 200                     90505
          TORRANCE, CALIFORNIA                           (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (310) 791-5656

                                ---------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of shares of Class A Common Stock and Class B Common Stock of the Registrant outstanding at September 30, 1998 was 13,055,587 and 249,292, respectively.

================================================================================

                               ORTHALLIANCE, INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                                               INDEX                                             PAGE
                                                                                                                 ----

PART I    FINANCIAL INFORMATION...............................................................................     4

Item 1    Financial Statements and General Information........................................................     4

          Condensed Consolidated Balance Sheets as of December 31, 1997 and
          September 30, 1998 (unaudited)......................................................................     4

          Condensed Consolidated Statements of Operations for the Nine Months Ended
          September 30, 1997 and September 30, 1998 (unaudited)...............................................     5

          Condensed Consolidated Statements of Operations for the Three Months Ended
          September 30, 1997 and September 30, 1998 (unaudited)...............................................     6

          Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 1997 and September 30, 1998 (unaudited)...............................................     7

          Notes to Condensed Consolidated Financial Statements................................................     8


Item 2    Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................................................    10

Item 3    Quantitative and Qualitative Disclosure about Market Risk...........................................    13

PART II   OTHER INFORMATION...................................................................................    13

Item 1    Legal Proceedings...................................................................................    13

Item 2    Changes in Securities and Use of Proceeds...........................................................    13

Item 3    Defaults Upon Senior Securities.....................................................................    13

Item 4    Submission of Matters to a Vote of Security Holders.................................................    14

Item 5    Other Information...................................................................................    14

Item 6    Exhibits and Reports on Form 8-K....................................................................    14

                           FORWARD-LOOKING STATEMENTS

    Statements contained in this Report, which are not historical in nature, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, the statements regarding efforts to determine Year 2000 exposure, the costs to bring corporate and practice systems into Year 2000 compliance, funding of development efforts, acquisitions and operations. Such forward-looking statements include uncertainties and risks that could cause actual results to differ materially from those documented in this report. These risks include the ability to grow through affiliations with additional orthodontic or pediatric dental practices, the ability to identify suitable affiliation candidates and to profitably manage or successfully integrate new practices, the level of competition from other orthodontic or dental practice management companies, the continued availability of adequate insurance, the ability to secure capital to fund future growth, regulatory developments and changes in the United States healthcare system, the general economy of the United States and the specific markets in which OrthAlliance operates orthodontic or pediatric dental offices, and other factors as may be identified from time to time in future filings with the Securities and Exchange Commission or in other public announcements, including those set forth on Exhibit 99.1 to this report. The words "believe," "expect," "anticipate," "plan," and "intend" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made.

                                     PART I

ITEM I.  FINANCIAL STATEMENTS

                               ORTHALLIANCE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                              AS OF              AS OF
                                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                               1998               1997
                                                                           ------------       ------------
ASSETS
Current assets:
   Cash and cash equivalents ........................................      $  4,040,000       $ 12,647,000
Patient receivables, net of allowances of $381,000 and $242,000  ....         6,966,000          4,470,000
   Unbilled patient receivables, net of
     allowances of $400,000 and $293,000 ............................         3,598,000          2,642,000
   Amounts due from Allied Practices ................................         6,584,000          2,489,000
   Current deferred tax assets ......................................           984,000            984,000
   Other current assets .............................................           283,000             67,000
                                                                           ------------       ------------
    Total current assets ............................................        22,455,000         23,299,000

Property and equipment, net .........................................         5,054,000          3,214,000
Notes receivable from Allied Practices ..............................         3,324,000          2,010,000
Non-current deferred tax assets .....................................         4,209,000          4,209,000
Intangible assets, net ..............................................        45,492,000         11,313,000
Other, net ..........................................................           236,000            318,000
                                                                           ------------       ------------
    Total Assets ....................................................      $ 80,770,000       $ 44,363,000
                                                                           ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and other accrued liabilities ...................      $  3,611,000       $  3,024,000
   Patient prepayments ..............................................         4,285,000          2,710,000
   Liabilities assumed from Allied Practices ........................           280,000            410,000
   Income taxes payable .............................................           843,000          1,308,000
   Current deferred tax liabilities .................................         1,672,000          1,672,000
   Amounts due to Allied Practices ..................................         3,467,000          1,090,000
                                                                           ------------       ------------
    Total current liabilities .......................................        14,158,000         10,214,000
                                                                           ------------       ------------

    Line of Credit borrowings .......................................         8,500,000                 --
    Non-current deferred tax liabilities ............................           121,000            121,000
                                                                           ------------       ------------
    Total liabilities ...............................................        22,779,000         10,335,000
                                                                           ------------       ------------

Commitments and Contingencies

Stockholders' equity:
   Class A Common Stock, $.001 par value, 20,000,000 shares
     authorized, 13,055,587 shares and 11,486,761 shares issued and outstanding at September 30, 1998 and December 31, 1997,
     respectively....................................................            13,000             11,000
   Class B Common Stock, $.001 par value, 250,000 shares
     authorized, 249,292 shares and 250,000 shares issued and
     outstanding at September 30, 1998  and December 31, 1997,
     respectively ...................................................                --                 --
Additional paid-in capital ..........................................        63,611,000         45,149,000
Accumulated deficit .................................................        (5,633,000)       (11,132,000)
                                                                           ------------       ------------
    Total stockholders' equity ......................................        57,991,000         34,028,000
                                                                           ------------       ------------
    Total liabilities and stockholders' equity ......................      $ 80,770,000       $ 44,363,000
                                                                           ============       ============

                   The accompanying notes are an integral part
                of these condensed consolidated balance sheets.

                               ORTHALLIANCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                   NINE MONTHS ENDED     NINE MONTHS ENDED
                                                   SEPTEMBER 30, 1998    SEPTEMBER 30, 1997
                                                      ------------          ------------
Net revenues .....................................    $ 53,404,000          $  4,054,000
                                                      ------------          ------------
Direct expenses:
Salaries and benefits ............................      16,641,000             1,383,000
Orthodontic supplies .............................       5,215,000               319,000
Rent .............................................       4,557,000               390,000
                                                      ------------          ------------
Total Direct Expenses ............................      26,413,000             2,092,000

Depreciation and amortization ....................       1,708,000                53,000
General and administrative expenses ..............      15,472,000               946,000
Non-recurring organizer compensation expense .....              --             3,392,000
                                                      ------------          ------------

Total expenses ...................................      43,593,000             6,483,000
                                                      ------------          ------------

Net operating income (loss) ......................       9,811,000            (2,429,000)

Interest expense .................................        (233,000)                   --
Interest income ..................................         272,000                    --
                                                      ------------          ------------

Income (loss) before income taxes ................       9,850,000            (2,429,000)

Provision for (benefit from) for income taxes ....       4,297,000              (199,000)
                                                      ------------          ------------
Net income (loss) ................................    $  5,553,000          $ (2,230,000)
                                                      ============          ============

Basic and diluted net
income (loss) per share ..........................    $       0.43          $      (1.30)
                                                      ============          ============
Number of shares used in
calculating basic net
income (loss) per share ..........................      12,929,098             1,714,751
                                                      ============          ============
Number of shares used in
Calculating diluted net
income (loss) per share ..........................      12,983,471             1,714,751
                                                      ============          ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               ORTHALLIANCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                   THREE MONTHS ENDED     THREE MONTHS ENDED
                                                   SEPTEMBER 30, 1998     SEPTEMBER 30, 1997
                                                      ------------           ------------
Net revenues .....................................    $ 20,042,000           $  4,054,000
                                                      ------------           ------------
Direct expenses:
Salaries and benefits ............................       6,291,000              1,383,000
Orthodontic supplies .............................       2,031,000                319,000
Rent .............................................       1,598,000                390,000
                                                      ------------           ------------
Total Direct Expenses ............................       9,920,000              2,092,000

Depreciation and amortization ....................         634,000                 53,000
General and administrative expenses ..............       5,727,000                946,000
Non-recurring organizer compensation expense .....              --                916,000
                                                      ------------           ------------

Total expenses ...................................      16,281,000              4,007,000
                                                      ------------           ------------

Net operating income (loss) ......................       3,761,000                 47,000

Interest expense .................................        (138,000)                    --
Interest income ..................................          76,000                     --
                                                      ------------           ------------

Income before income taxes .......................       3,699,000                 47,000

Provision for income taxes .......................       1,627,000                424,000
                                                      ------------           ------------
Net income (loss) ................................    $  2,072,000           $   (377,000)
                                                      ============           ============

Basic and diluted net
income (loss) per share ..........................    $       0.16           $      (0.08)
                                                      ============           ============
Number of shares used in
Calculating basic net
income (loss) per share ..........................      13,268,784              4,607,995
                                                      ============           ============
Number of shares used in
Calculating diluted net
income (loss) per share ..........................      13,276,739              4,607,995
                                                      ============           ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               ORTHALLIANCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED      NINE MONTHS ENDED
                                                               SEPTEMBER 30, 1998     SEPTEMBER 30, 1997
                                                               ------------------     ------------------
Cash flows from operating activities:
Net income .............................................          $  5,553,000           $ (2,230,000)
Adjustments to reconcile net income to net cash
Provided by operating activities:
 Depreciation and amortization .........................             1,708,000                 53,000
 Non-recurring organizer compensation expense ..........                    --              2,435,000
 Changes in assets and liabilities, excluding
   Effects of acquisitions:
 (Increase) decrease in patient receivables ............              (658,000)               340,000
 (Increase) decrease in due from Allied Practices ......            (4,094,000)             1,048,000
 (Increase) decrease in other current assets ...........              (216,000)                 8,000
 Decrease in other intangible assets, net ..............                19,000                     --
 Increase (decrease) in accounts payable and
  accrued liabilities ..................................               550,000               (340,000)

 Increase in due to Allied Practices ...................             2,378,000                     --
 Increase in patient prepayments .......................               937,000                     --
 (Decrease) increase in income taxes payable ...........              (465,000)              (197,000)
                                                                  ------------           ------------
Net cash provided by operating activities ..............             5,712,000              1,117,000
                                                                  ------------           ------------

Cash flows from investing activities:
 Payment for new practice affiliations .................           (20,266,000)              (831,000)
 Loans to Allied Orthodontists .........................            (1,332,000)                    --
 Purchase of loans from Allied Practices ...............              (386,000)                    --
 Principal payments on loans ...........................               348,000                     --
 Capital expenditures ..................................              (550,000)                (8,000)
                                                                  ------------           ------------
 Net cash used in investing activities .................           (22,186,000)              (839,000)
                                                                  ------------           ------------

Cash flows from financing activities:
 Increase in bank overdraft ............................                22,000                     --
 Proceeds from exercise of stock options ...............               255,000                     --
 Borrowing on line of credit ...........................             9,500,000                     --
 Proceeds from issuance of common stock ................                    --             33,368,000
 Proceeds from issuance of warrants ....................                    --                  2,000
 Dividends paid to shareholders of founding
  affiliated practices .................................                    --            (13,759,000)

 Payment of liabilities ................................            (1,910,000)            (2,417,000)
                                                                  ------------           ------------
 Net cash provided by financing activities .............             7,867,000             17,194,000
                                                                  ------------           ------------
 Net (decrease) increase in cash and cash equivalents ..          $ (8,607,000)          $ 17,472,000
                                                                  ============           ============


Cash and cash equivalents at beginning of period .......          $ 12,647,000           $         --

Cash and cash equivalents at end of period .............          $  4,040,000           $ 17,472,000
                                                                  ============           ============

Supplemental cash flow information:
 Interest paid .........................................          $    107,000           $     64,000
 Income taxes paid .....................................             4,806,000                     --
 Noncash investing and financing activities
 Acquisition of businesses:
 Fair value of assets acquired .........................          $ 39,270,000           $ 19,254,000
 Less: Issuance of common stock ........................           (18,225,000)            (7,735,000)
 Less: Cash paid .......................................           (20,265,000)              (831,000)
                                                                  ------------           ------------
 Liabilities assumed ...................................          $    780,000           $ 10,688,000
                                                                  ============           ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               ORTHALLIANCE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

1.   DESCRIPTION OF ORGANIZATION AND BASIS OF PRESENTATION

     Organization

     OrthAlliance, Inc. ("OrthAlliance" or the "Company") (formerly known as Premier Orthodontic Holdings, Inc.), a Delaware corporation, was founded in October, 1996 to provide practice management and consulting services (collectively "management services") to orthodontic practices in the United States.

     On August 26, 1997, OrthAlliance acquired (the "Acquisitions") simultaneously with the closing of the initial public offering (the "Offering" or "IPO") of its Class A Common Stock ("Common Stock"), certain operating assets of or the stock of entities holding certain tangible and intangible assets, and assumed certain liabilities of 55 orthodontic practices (collectively, the "Founding Practices") in exchange for 5,882,985 shares of Common Stock and $13,800,000 in cash. The underwriters exercised an overallotment option to purchase an additional 390,000 shares of Common Stock, thereby increasing the number of shares of Common Stock offered in the IPO from 2,600,000 to 2,990,000. The net proceeds of the shares of Common Stock issued in the IPO (after deducting the underwriting discounts and commission) were $33,368,400. The Acquisitions have been accounted for in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 48.

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

     OrthAlliance began to conduct the business of providing management services to the Founding Practices on August 26, 1997. Subsequent to the IPO, the Company has entered into agreements for management services with additional orthodontic and pediatric dental practices. These new practices along with the Founding Practices collectively shall be referred to as "Allied Practices".

     Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosure herein are adequate to make the information not misleading. The financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim period ended September 30, 1998.

     Operating results for interim periods are not necessarily indicative of the results for full years. These condensed consolidated financial statements should be read in conjunction with the Financial Statements of OrthAlliance and related notes thereto, and management's discussion and analysis related thereto, all of which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "Annual Report").

     In the opinion of Company management, the accompanying condensed consolidated financial statements include the accounts of the Company and all adjustments necessary to present fairly the Company's financial position at September 30, 1998 and December 31, 1997, and its results of operations and cash flows for the nine months and the three months ended September 30, 1998 and September 30, 1997.

     Certain prior year amounts have been reclassified to conform to the 1998 presentation.

2.   PEDOALLIANCE, INC.

     On December 19, 1997, the Company created a new wholly owned subsidiary, PedoAlliance, Inc., a Delaware Corporation ("PedoAlliance"). PedoAlliance was formed to provide practice management or consulting services to pediatric dental practices ("Allied Pediatric Practices") located throughout the United States. PedoAlliance intends to manage the business aspects of or consult with, Allied Pediatric Practices, thereby allowing the pediatric dentist ("Allied Pediatric Dentist") to focus on delivering cost-effective, high quality patient care, and to provide capital for the development and growth of such pediatric dental practices. As of September 30, 1998, PedoAlliance had affiliated with five Allied Pediatric Practices that included ten Allied Pediatric Dentists operating out of six offices. These practices generated $5.9 million in annual patient revenues for the 12 month period immediately prior to affiliating with PedoAlliance. Prior patient revenue is not necessarily indicative of the level of revenue these practices may be expected to generate in the future. The total consideration paid for these practices, excluding acquisition costs, was $5,979,348. This consideration consisted of 85,493 shares of Common Stock with an aggregated value at various stock prices of $1,286,882 and payment of $4,692,466 cash and assumed debt.

3.   NEW AFFILIATIONS

     From January 1, 1998 to September 30, 1998, the Company affiliated with 24 orthodontic practices which included 30 additional orthodontists ("Allied Orthodontic Dentists") for a total consideration, excluding acquisition costs, of $32,530,565. This consideration consisted of 1,417,263 shares of Common Stock with an aggregated value at various share prices of $16,938,266 and payment of $15,592,299 in cash and assumed debt. These orthodontists operated out of 55 locations and generated patient revenue of approximately $29.6 million during a 12 month period immediately preceding the date of affiliation. Prior patient revenue is not necessarily indicative of the level of revenue these practices may be expected to generate in the future. The Company has entered into agreements with certain Allied Practices to make the payment of management fees after the first two years contingent on various factors, including relative practice profitability, acquisition consideration, timely reporting of information, participation in practice improvement programs and orthodontist hours worked.

     During the period July 1, 1998 to September 30, 1998, two orthodontists ended their affiliation with certain Allied Practices. It is anticipated that these orthodontists will be replaced with new associates once appropriate candidates are recruited and affiliated. Some associate positions have been eliminated due to enhanced practice efficiencies that made it possible for Allied Practices to continue their businesses without the associates. Considering these terminations, as of September 30, 1998, the Company was affiliated with 131 Allied Pediatric Dentists and Allied Orthodontic Dentists (collectively, "Allied Practitioners").

4.   ORTHALLIANCE FINANCE, INC.

     On October 7, 1997, the Company created a wholly owned subsidiary, OrthAlliance Finance, Inc., a Delaware corporation ("OrthAlliance Finance"). OrthAlliance Finance has established a patient financing program for approved patients of Allied Practices and non-affiliated practices, and purchases loans made by these practices to their patients. OrthAlliance Finance usually pays 100% of the discounted consideration for these loans, upon receipt of the appropriate loan documentation. Alternatively, OrthAlliance Finance pays these practices approximately 20% of the total discounted consideration and pays the balance, with interest, over approximately 24 months at the option of the practice. As of September 30, 1998, OrthAlliance Finance had purchased 115 loans for a total value of $386,000.

5.   LOCK-UP AGREEMENTS

     The Company issued 7,632,985 shares ("Initial Shares") of unregistered Common Stock to its initial shareholders ("Initial Shareholders") immediately prior to or concurrent with the closing of its IPO in August 1997. Of those Initial Shares, 7,126,537 shares were subject to a one-year lock-up agreement with J. C. Bradford & Co. ("Representative") as representative for the underwriters for the IPO, under which agreement the shareholders agreed not to sell, transfer, give, pledge, assign, irrevocably hypothecate or otherwise dispose of such Initial Shares during the one year period ending August 21, 1998 without the prior written approval of the Representative, except in certain limited circumstances. On or about August 21, 1998, certain of the Initial Shareholders owning approximately six million shares of the unregistered Common Stock entered into new lock-up agreements with the Representative, pursuant to which certain of the Initial Shareholders agreed not to sell, transfer, give, pledge, assign, irrevocably hypothecate or otherwise dispose of such shares during a new one year period without the prior written consent of the Representative, except that these Initial Shareholders may: (i) give or pledge any Initial Shares without the prior written approval of the Representative if the donee or pledgee agrees in writing prior to such gift or pledge to be bound by the terms of the lock-up agreement, (ii) sell up to fifteen percent (15%) of the Initial Shares during a thirty (30) day period starting in approximately six months from the execution of the agreement and (iii) margin up to fifteen percent (15%) of the Initial Shares with an Initial Shareholder's stock broker.


6.   SUBSEQUENT EVENTS

     Stock Repurchase

     On October 22, 1998 the Company announced that the Board of Directors approved the repurchase of up to $5 million of the Company's Common Stock. The Company was authorized to purchase shares from time to time over a 12 month period on Nasdaq Stock Market's National Market at prices prevailing on that market. Based upon the price of the Company's Common Stock at the time of the announcement, which was $8 5/8, the Company could purchase as much as 580,000 shares. The Company will use cash generated from operations or from the line of credit with First Union National Bank to finance any purchases under this program.

     Contract Revision

     The Management Service and Consulting Agreements ("Management Agreements") between OrthAlliance and the Allied Practices state that OrthAlliance will provide practice management services to the practices in exchange for certain monthly management or consulting fees. Most of the contracts executed through September 30, 1998 provided that in addition to the regular monthly fees, OrthAlliance was entitled to collect a potential annual adjustment of 25% of the increase in operating margin in a fiscal year the preceding fiscal year multiplied by the patient revenue for the current fiscal year. Operating margin was defined as the percentage determined by dividing operating profit by patient revenue. For all contracts executed after September 30, 1998, the 25% annual adjustment has been removed.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Overview

     The Company began providing management services to Allied Practices in the United States on August 26, 1997 and therefore, comparisons with the first nine months or third quarter of 1997 are not meaningful. The initial 55 Allied Practices included 82 Allied Orthodontists operating 147 offices in 16 states. By September 30, 1998, the Company had affiliated with 51 additional Allied Orthodontic Dentists and Allied Pediatric Dentists operating out of 88 new locations.

     The Company has entered into either a service agreement ("Service Agreement") or a consulting and business services agreement ("Consulting Agreement") with each Allied Practice. Under the Service Agreements, the Company provides practice management services to Allied Practices in exchange for certain management fees. Under the Consulting Agreements, the Company provides consulting services in exchange for consulting fees. From time to time the Company has entered into and may enter into agreements with certain Allied Practices to make the payment of such management fees after a certain period of time contingent on various factors, including relative practice profitability, acquisition consideration, timely reporting of information, participation in practice improvement programs and dentist hours worked. Except with respect to six Service Agreements providing for the payment of flat fees, the management fees earned by the Company are based on a negotiated percentage of the Adjusted Patient Revenue of the Allied Practices. Adjusted Patient Revenue is net patient revenue, as determined under generally accepted accounting principles, including adjustments for contractual allowances and other discounts, plus an adjustment for uncollectible accounts. For orthodontic practices, patient revenue is recognized as orthodontic services are performed. If a patient enters into a long-term orthodontic services contract, approximately 20% of the contract value is recognized at the time of initial treatment. The balance of the contract revenue is realized evenly over the remaining treatment period. The 20% revenue recognized at the initial treatment date is based on the estimated costs incurred by the practice at that time as compared to the total costs of providing the contracted services and is consistent with industry standards. For pediatric dental practices patient revenue is recognized as dental services are provided. Pursuant to the Management Agreements, the Company incurs the expenses necessary to manage and administer each Allied Practice and such expenses are paid from funds generated by such Allied Practice. Such expenses include, but are not limited to, salaries, wages and benefits of Allied

Practice personnel (excluding practitioners and, in some cases, certain clinical personnel), the office (general and administrative) expenses of the Allied Practices and depreciation and amortization of assets acquired from the Allied Practices. The Company also incurs personnel and administrative expenses in connection with maintaining corporate offices, from which the Company provides the management services.

Results Of Operations (Unaudited)

     The following table sets forth the percentage of certain items in relation to net revenues in the Company's condensed consolidated statements of income.

                                            NINE MONTHS ENDED  THREE MONTHS ENDED
                                           SEPTEMBER 30, 1998  SEPTEMBER 30, 1998
                                           ------------------  ------------------
    Net Revenue ......................           100.0%               100.0%
    Direct Expenses
    Employee costs ...................            31.2                 31.4
    Practice supplies ................             9.8                 10.1
    Rent .............................             8.5                  8.0
                                                 -----                -----
    Total direct expenses ............            49.5                 49.5
    Depreciation and amortization ....             3.2                  3.2

    General and Administrative .......            29.0                 28.6
                                                 -----                -----
    Net operating income .............            18.3                 18.7
    Interest expense .................            (0.4)                (0.7)
    Interest income ..................             0.5                  0.4
                                                 -----                -----
    Income before income taxes .......            18.4                 18.4
    Provision for income taxes .......             8.0                  8.1
                                                 -----                -----
    Net income .......................            10.4                 10.3

     Net Revenue. Net revenue was $53,404,000 and $20,042,000 for the nine month and three month periods ending September 30, 1998 respectively. Net revenue for the third quarter of 1998 increased 7.1% from the prior quarter. This increase was caused primarily by an increase in new patient starts at existing orthodontic practices. The Company began operations on August 26, 1997, and only reported one month of operations for the third quarter of 1997. Therefore there is no meaningful comparison of net revenue in the third quarter of 1998 with the same period in the prior year. Net revenue reported by the Company is derived by applying the appropriate management fee percentage against Adjusted Patient Revenue, and adding the reimbursement from the Allied Practices of practice expenses paid by the Company. In addition, the Company includes in revenue the amortization of certain deferred revenue balances that were acquired from the Allied Practices. Deferred revenue is recognized as the orthodontist provides the services that were prepaid by patients before the practice affiliated with the Company.

     Direct Expenses. Direct expenses include clinical expenses paid and corporate expenses incurred during the quarter. Most expense categories in the third quarter of 1998 compared to the second quarter increased due to the addition of new Allied Practices in the third quarter. All direct expense categories are consistent with management's expectations based upon expense information provided by the Allied Practices prior to affiliation with the Company. Direct expenses as a percent of net revenue in the third quarter are consistent with similar percentages for the first nine months of 1998.

     Depreciation and Amortization. Depreciation and amortization expense relates to the depreciation of capital assets and the amortization of intangible assets acquired from new practice affiliations. Service agreement intangibles are amortized over the period expected to benefit from the existence of the agreement, not to exceed the term of the Management Agreements, which range from 20 to 25 years. Depreciation and amortization expense increased in the third quarter of 1998 compared with the second quarter due to additional service agreement intangible asset amortization associated with recent practice affiliations. Total depreciation and amortization expense is consistent with management's expectations based upon the number and size of the affiliations completed.

     General and Administrative Expenses. General and administrative expenses include practice administration expenses and corporate expenses pertaining to accounting, legal, marketing and advertising. General and administrative expenses increased during the third quarter of 1998 compared with the second quarter of 1998, primarily due to additional practice administration expenses associated with new practice affiliations.


     Non-recurring Organizer Compensation. In the third quarter of 1997, the Company issued warrants to owners of certain Founding Practices and Jonathan Wilfong and Robert D. Garces for their assistance in the Offering. The Company recorded compensation expense of approximately $0.9 million for the fair value of these warrants.

     Interest Income. Represents interest earned on excess cash balances invested primarily in short-term money market accounts, loans to affiliated practices and loans to patients through OrthAlliance Finance. Earnings on invested excess cash declined during the quarter as excess cash balances were used as consideration for practice affiliations.

     Interest Expense. Represents interest incurred on borrowings against the Company's $25 million revolving credit facility. The increase in the outstanding balance of the credit facility caused interest expense to increase during the quarter.

     Liquidity and Capital Resources

     The patient receivables of the Allied Practices are recorded at net realizable value on the date of purchase by the Company. Any subsequent uncollectable amount is written off by OrthAlliance and is funded by the Allied Practice. These accounts receivable should generate funds required for (i) the expenses incurred by the Company to manage and administer the Allied Practices,
(ii) the management fees, and (iii) salaries for other employees of the Allied Practices, with the balance due to the Allied Practitioners.

     For the nine months ended September 30, 1998, the Company used $8.6 million in cash. The decline in cash during this period was caused by continuing investment of cash in new practice affiliations. During the first nine months of 1998, $22.2 million in cash was used in investing activities mostly due to the consideration paid for new affiliations during the quarter. Financing activities provided $7.9 million in cash composed principally of the draws from the Company's credit facility with First Union National Bank. Operations provided $5.7 million for the first three quarters of 1998.

     As of September 30, 1998, the Company had a working capital balance of approximately $8.3 million, a decrease of $4.8 million from December 31, 1997. The decline in working capital is primarily attributable to investments in new practice affiliations. The Company continues to anticipate that the primary uses of its capital will include additional affiliation with orthodontic and pediatric dental practices, expenditures related to the development of satellite offices and funding the working capital needs of the Company and the Allied Practices. The Management Agreements provide for advances by the Company to the Allied Practices for working capital requirements and other purposes. Such loans generally bear interest at prime plus one percent and are repayable over varying periods not to exceed five years. It is anticipated that the foregoing capital expenditures will be funded from the Company's cash flow from operations, existing working capital and borrowings under the revolving credit facility.

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

     The Company has not performed an evaluation of any of the systems installed in each of its Allied Practice offices. Therefore, the Company is not aware of which systems are currently Year 2000 compliant. The Company aims to evaluate the Allied Practice office systems for Year 2000 compliance before the end of 1998, and plans to work with those practice offices where Year 2000 issues are identified to either upgrade, replace or modify non-compliant systems with compliant systems. The Company will develop a timetable for completing this effort for each Allied Practice office once it is determined which offices and which systems are affected. Since the Company is not aware of which systems are currently Year 2000 compliant, the Company is not aware of the costs associated with upgrading these systems to Year 2000 compliance; however, any costs incurred by the Company to complete a systems upgrade would be reimbursed to the Company by each Allied Practice. The Company has not performed a detailed analysis of each system to determine the impact on the Company in the event any Allied Practice failed to upgrade any one of their office systems prior to the end of 1999; however, the Company believes that the only two office systems that might have a direct impact on its operations are the practice management systems and accounts payable systems. In some instances, Allied Practice offices have installed a network of computers that rely upon a central database server for multiple user access to information. In these instances, failure by these Allied Practice offices to upgrade the network system to be Year 2000 compliant, could affect the practice management and accounts payable systems, even if these later two systems are themselves Year 2000 compliant. The Company believes that the impact on Company operations from a failure of the practice management or accounts payable systems would be minimal. Failure of the practice management systems can be mitigated by manual posting of payments to client records. Failure of the accounts payable system can be mitigated by manual preparation of vendor payments. Although additional staffing may be necessary to perform these tasks without the benefit of the affected automated systems, these functions are not critical to providing orthodontic or pediatric dental services. Therefore, the Company believes that operations can continue relatively unaffected by a failure of an Allied Practice office to upgrade their system to Year 2000 compliance.

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

     27.1 Financial Data Schedule.

     99.1 Safe Harbor Compliance Statement.

     (b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ORTHALLIANCE, INC.
                                      (Registrant)

Date:  September 13, 1998             By:  /s/    Sam Westover
                                           ----------------------------------
                                           Sam Westover,
                                           President and
                                           Chief Executive Officer

Date:  September 13, 1998             By:  /s/   Robert Chilton
                                           ----------------------------------
                                           Robert Chilton,
                                           Chief Financial Officer

Exhibit    Describition
-------    ------------

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