Form 10-K
period 1998-12-31
ORTHALLIANCE INC
filed 1999-03-31
CIK 1039139

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from _____________ to ___________

                        Commission file number 000-22975

                               ORTHALLIANCE, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             95-4632134
(State or other jurisdiction of                                (I.R.S. employer
Incorporation or organization)                               identification no.)


  21535 HAWTHORNE BOULEVARD, SUITE 200                              90503
       TORRANCE, CALIFORNIA 90503                                 (Zip code)
(Address of principal executive offices)

               Registrant's telephone number, including area code:
                                 (310) 792-1300

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                 Class A Common Stock, par value $.001 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 11, 1999 (based on the last reported closing price per share of Common Stock as reported on The Nasdaq National Market on such date) was approximately $102,741,000. As of March 11, 1999, the registrant had 13,039,205 shares of Class A Common Stock outstanding and 249,292 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 3, 1999 are incorporated by reference in Part III.


================================================================================

     Certain statements in this Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in certain documents incorporated by reference herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "1933 Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"). Those statements include statements regarding the intent, belief or current expectations of OrthAlliance, Inc. and its wholly owned subsidiaries (collectively referred to as the "Company") and members of its management team. Management cautions that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements are set forth in the Safe Harbor Compliance Statements included as Exhibit 99.1 to this Form 10-K, and are hereby incorporated herein by reference. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.


                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     The Company was incorporated on October 21, 1996 and provides practice management or consulting services to orthodontic practices throughout the United States. The Company (i) manages or provides consulting services with respect to certain business aspects of orthodontic and pediatric dental practices affiliated with the Company (the "Allied Practices"), and (ii) provides capital for the development and growth of Allied Practices. On August 26, 1997, the Company affiliated with 55 Allied Practices with 81 orthodontists and 1 pediatric dentist at the Allied Practices (the "Allied Orthodontists") operating 147 offices in 16 states pursuant to long-term management service or consulting agreements, and commenced its initial operations. From August 26, 1997 to December 31, 1998, the Company increased the number of Allied Practices to a net total of 96, with 137 Allied Orthodontists operating 245 offices in 29 states. The Company intends to continue to expand its network of Allied Practices and to target orthodontic and pediatric dental practices that management believes are leading practices in their markets based upon a variety of factors, including size, profitability, historical growth and reputation for high quality care, among local consumers of orthodontic services and within the orthodontic and pediatric dental services industry. The Company believes that affiliations with orthodontists will continue to represent the majority of any additional affiliations.

     The Company provides fee-based management or consulting services to its Allied Practices thereby allowing Allied Orthodontists to concentrate on providing cost effective, quality patient care. The Company does not practice orthodontics or dentistry, but generally acquires certain operating assets of an orthodontic and pediatric dental practice, employs the employees (except orthodontists and dentists, and where applicable law requires, hygienists and dental assistants), and enters into service or consulting agreements with the Allied Practices whereby the Company provides management or consulting services to the Allied Practices, including billing and collections, cash management, purchasing, inventory management, payroll processing, advertising and marketing, financial reporting and analysis, productivity reporting and analysis, training, associate orthodontist recruiting and capital for satellite office development and acquisitions. Where state law allows and upon request by an Allied Practice, the Company leases equipment or office space to the Allied Practices. Unless otherwise indicated by the context, references herein to practice management services, agreements or rights include consulting or similar arrangements that the Company has or will enter into with certain Allied Practices in order to comply with applicable regulations in certain states regarding practice management.

The Company has two wholly-owned subsidiaries, PedoAlliance, Inc. ("PedoAlliance") and OrthAlliance Finance, Inc. ("OA Finance"). PedoAlliance was formed in December 1997 to provide practice management or consulting services to pediatric dental practices. Commencing from May 1, 1998 through December 31, 1998, PedoAlliance entered into management or consulting agreements with seven pediatric dental practices, with 12 pediatric dentists ("Allied Dentists") operating eight offices in seven states, all of which are included in the Company information set forth above. Unless the context indicates otherwise, certain references herein to Allied Orthodontists or Allied Practitioners also include Allied Dentists. OA Finance was formed in October 1997 to offer financing alternatives to the patients of the Allied Practices. During 1998, OA Finance funded 153 loans to patients for a total value of $508,000 of which $445,000 was outstanding as of December 31, 1998.

     For the year ended December 31, 1998, the Company generated an operating profit of $13,755,000 on $74,387,000 in net revenue.

THE ORTHODONTIC INDUSTRY

     Orthodontics, the art and science of correcting the misalignment of teeth, has historically been one of the most profitable specialties in dentistry. Orthodontic research and education have aided the development of new materials and techniques of orthodontic treatment, including the use of computers to help solve complex cases. In 1996, orthodontists in the United States conducted examinations of nearly 2.5 million potential new patients and initiated treatment for approximately 1.6 million patients. The typical orthodontist initiated treatment for approximately 180 patients in 1996 and maintained approximately 400 active cases. Unless otherwise indicated, industry information is derived from the 1997 Journal of Clinical Orthodontists Orthodontic Practice Study (the "JCO Study") and relates to 1996. The information compiled in the JCO Study relates to orthodontists who have completed accredited graduate orthodontic training programs and does not include general dentists who also perform certain orthodontic services.

     The primary target market for orthodontic treatment is children ages 8 to
18. In 1996, approximately 81%, or 1.3 million, of all patients treated were children. The U.S. Census Bureau estimates that as of July 1, 1996, there were approximately 37.6 million children and adolescents between the ages of 10 and
19. Management believes that as many as 80% of these children and adolescents could benefit from orthodontic treatment. In addition to the traditional juvenile market, the adult market has been a growing market for orthodontic services. Based on statistics obtained from the JCO Study, management believes that the adult market for orthodontic services remains largely untapped, as the number of adults who need or want orthodontic treatment substantially exceeds the number of patients currently seeking treatment. In 1996, standard case fees averaged approximately $3,600 for children and $3,900 for adults.

     There are approximately 9,000 practicing orthodontists in the United States, nearly all of whom have graduated from accredited graduate programs of orthodontics. The industry is highly fragmented, with approximately 90% of the practicing orthodontists acting as sole practitioners and the balance practicing in multiple-doctor practices (generally two orthodontists). The training and qualification of an orthodontist is extremely rigorous. Generally, a dentist must graduate in the top 10% of his or her class at an accredited graduate school of dentistry, pass national and state board examinations, and complete an accredited graduate orthodontic program to become an orthodontist. These programs typically are structured as two- or three-year programs. Each year about 200 new orthodontists graduate from accredited orthodontic programs.

THE PEDIATRIC DENTAL INDUSTRY

     Pediatric dentistry is an age-defined specialty that provides both primary and comprehensive preventative and therapeutic oral health care for infants and children through adolescence, including those with special health care needs. Pediatric dentists provide primary and specialty care in offices as well as in hospital and other institutional sites and, when indicated, in conjunction with other dental and medical disciplines. There are approximately 3,600 professional active pediatric dentists in the United States. Pediatric dentists must complete a specialty degree program which is typically two to three years in length. Approximately 160 students are admitted each year to pediatric dental specialty training programs.

     The U.S. Bureau of the Census projects that between 1993 and 2020 there will be an increase of 8.1 million children under the age of 15. Furthermore, the number of practicing pediatric dentists has decreased from approximately 3,900 in 1990 to approximately 3,600 in 1997. The number of spaces available in pediatric dental training programs has decreased from approximately 200 in 1990 to 160 in 1997. Accordingly, the Company believes that there will be an increased demand for the services of pediatric dentists.

OPERATING STRATEGY

     The Company's operating strategy focuses on enabling the Allied Practices to compete more effectively and realize greater profitability than other practices, thereby providing an inducement for additional practices to affiliate with the Company. Key elements of the Company's operating strategy include:

     EMPHASIZING QUALITY PATIENT CARE. Management believes that the services and support it provides the Allied Orthodontists impact the level of patient care positively by increasing the Allied Orthodontists' time available to concentrate on patient care. The qualifications of providers of orthodontic and pediatric dental services vary from general dentists who have taken weekend courses to graduates of accredited three-year programs. Nearly all Allied Orthodontists affiliated with the Allied Practices are graduates of accredited orthodontic or pediatric dental programs. The Company established two clinical care advisory committees, one consisting of Allied Orthodontists and the other consisting of Allied Dentists, to formulate educational and training programs and to consult with each other on current treatments, techniques and issues. Furthermore, orthodontic and pediatric dental graduates recruited by the Company will be required (in most cases) to complete a mentoring program pursuant to which such graduates will provide treatment under the supervision and guidance of an experienced Allied Orthodontist.

     CAPITALIZING ON THE BEST DEMONSTRATED PRACTICES OF ALLIED ORTHODONTISTS. The Company identifies practice-level strategies that have proven successful for individual Allied Practices and shares this information among other Allied Practices. The Company provides Allied Orthodontists with comparative operating and financial data to enable Allied Orthodontists to detect areas of their practices that could be improved. The Company provides its own analysis of such operating and financial data and recommends changes to improve performance. The Company consults with Allied Practices that have had demonstrated success in a certain area and generally seeks to facilitate communication among Allied Practices through periodic conferences and meetings and, ultimately, through a proprietary intranet system.

     ACHIEVING OPERATING EFFICIENCIES AND ECONOMIES OF SCALE. The Company implements a variety of operating procedures and systems to improve the productivity and profitability of each Allied Practice and to achieve economies of scale including, without limitation, centralized payroll processing and national group purchasing contracts. The Company implements, with the practice's consent, appropriate credit and collection policies which accommodate specific needs of the target market of each Allied Practice. Operating efficiencies and economies are instituted with the Allied Orthodontist's consent on a per market or per Allied Practice need basis after analysis of work flow, patient flow, aged accounts receivable history, facilities, employee work load and productivity, and patient satisfaction.

     INCREASING THE AFFORDABILITY OF PROFESSIONAL CARE THROUGH FLEXIBLE PAYMENT PLANS. The Company assists Allied Practices in developing and implementing payment plans designed to make orthodontic and pediatric dental services more affordable to prospective patients. Many of the Allied Practices historically received a down payment of approximately 20% of the total cost of orthodontic services. Recognizing that orthodontic services are largely discretionary and that a significant down payment is often a deterrent to prospective patients, the Company believes that flexible payment plans are an effective means of increasing patient volume. Payment plans are tailored to respond to the various market demands and opportunities. The Company makes general recommendations to all Allied Practices with respect to instituting flexible payment plans and develops and implements market-tailored plans at the request of individual Allied Practices. In addition, the Company provides the working capital necessary for the Allied Practices to implement flexible payment plans which may result in the reduction or elimination of down payments.

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

GROWTH STRATEGY

     The Company's growth strategy includes affiliation with existing practices in both new and existing markets, the development of satellite offices for existing Allied Practices and internal growth through improved operating efficiencies.

     INTERNAL GROWTH THROUGH IMPROVED OPERATING EFFICIENCIES. The Company offers a variety of operating procedures and systems to improve the productivity and profitability of the Allied Practices. The Company implemented payroll processing, financial reporting and analysis and national group purchasing discounted contracts and implements appropriate credit and collection policies which accommodate specific needs of each Allied Practice. Operating efficiencies and economies are instituted on a per market or per Allied Practice need basis.

     DEVELOPMENT OF SATELLITE OFFICES. If management determines market demand supports practice expansion, the Company assists Allied Orthodontists in developing satellite offices to be integrated into Allied Practices. The Company provides a certain amount of capital for practice expansion, market research, site selection, office design and marketing support for satellite office development.

     AFFILIATIONS WITH EXISTING PRACTICES. The Company targets for affiliations a market that includes approximately half of the orthodontic and pediatric dental practices in the United States (approximately 4,500 orthodontic practices and 1,500 pediatric dental practices), which practices fit the Company model of quality and opportunity for revenue and earnings growth. The Company believes that affiliation will be an attractive option for existing practices, because the Company (i) provides the capital to open and integrate new offices into existing Allied Practices, (ii) identifies and recruits qualified associate practitioners for the Allied Practices, (iii) designs and offers business and clinical systems for each Allied Practice, (iv) with the approval of the Allied Orthodontist, hires the necessary business and non-professional personnel for each new Allied Practice, (v) helps increase each Allied Practice's market share and the number of new patients seen by recommending marketing and advertising strategies, and (vi) reduces the time Allied Orthodontists spend on administrative and business related tasks, allowing them to focus on delivering quality patient care.

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

     If the treatment period exceeds the period originally estimated by the Allied Orthodontist, the patient and the Allied Orthodontist will determine whether payment for additional treatment will be required. If the treatment is completed prior to the scheduled completion date, the patient is required to pay the remaining balance of the contract. If a patient terminates the treatment prior to the completion of the treatment period, the patient is required to pay the balance due for services rendered to date.

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

LOCATION

     As of December 31, 1998, the Company provided management services to Allied Practices at the following locations:

                                              NUMBER OF       NUMBER OF     NUMBER OF
STATE                                     PRACTITIONERS(1)     OFFICES       CITIES
-----                                     ----------------    ---------     ---------
Alabama.............................               4             7             5
Arizona.............................               9             9             5
Arkansas............................               1             1             1
California..........................              23            36            32
Colorado............................               6             4             3
Florida.............................              19            37            27
Georgia.............................              27            55            38
Hawaii..............................               2             5             5
Illinois............................               1             1             1
Indiana.............................               7            16            15
Kansas..............................               1             2             2
Kentucky............................               2             6             6
Maryland............................               3             1             1
Massachusetts.......................               1             1             1
Michigan............................               1             1             1
Minnesota...........................               3             4             4
Mississippi.........................               2             7             7
New York............................               1             1             1
Ohio................................               2             5             5
Oregon..............................               1             3             3
Pennsylvania........................               2             3             3
South Carolina......................               3             5             5
South Dakota........................               2             7             6
Tennessee...........................               5             6             6
Texas...............................               4            10            10
Utah................................               2             2             2
Virginia............................               1             2             2
Washington..........................               2             7             7
Wyoming.............................              --             1             1
                                                  --             -             -
     Total..........................             137           245           205
                                                 ===           ===           ===


----------

(1) Ten Allied Practitioners operate in two states.

AGREEMENTS WITH ALLIED PRACTICES AND ALLIED PRACTITIONERS

     Each Allied Practice has entered or enters into the following three material agreements: (i) an acquisition agreement, which may be in the form of a purchase and sale agreement whereby the Company acquires certain of the assets, or stock of an entity holding certain assets, of the Allied Practice, or an agreement and plan of reorganization, whereby the Allied Practice transfers certain assets to the Company; (ii) either a service agreement or a consulting agreement (depending upon the applicable state regulatory requirements), whereby the Company provides management or consulting services to the Allied Practice; and (iii) an employment agreement between the Allied Practice and each related Allied Orthodontist who is an equity holder in the Allied Practice or who provides orthodontic or pediatric dental services through such practice for more than ten days each month.

     ACQUISITION AGREEMENTS. Each acquisition agreement generally results in the sale by the Allied Practice of its equipment, licenses (to the extent assignable by law), inventory, accounts receivable, furniture and other personal property, or some combination thereof based on applicable state laws or regulations, in exchange for consideration based on the Allied Practice's adjusted patient revenue. The aggregate purchase price paid by the Company is generally payable in cash and shares of Class A Common Stock, as determined by each Allied Practice and the Company. The aggregate consideration, excluding acquisition costs, paid by the Company in connection with the affiliation of the 41 Allied Practices net of consolidation from August 26, 1997 to December 31, 1998 was approximately $56 million, comprised of approximately $28 million in cash and 2,504,268 shares of Class A Common Stock.

     SERVICE AGREEMENTS. Each service agreement generally requires the Company to perform the following services for the Allied Practices: provide and maintain specified furnishings and equipment; provide necessary employees (except practitioners and, where applicable law requires, hygienists and dental assistants); establish appropriate business systems; purchase and maintain inventory; perform payroll and accounting functions; provide billing and collection services with respect to patients, insurance companies, and third-party payors; arrange certain legal services not related to malpractice litigation; design and execute a marketing plan; advise with respect to new office locations; and manage and organize the Allied Practice's files and records, including patient records where permitted by applicable law. If the Allied Practice lacks sufficient funds to pay its current expenses, the Company is required to advance funds to the Allied Practice for the purpose of paying such expenses, subject to terms to be agreed upon. In exchange for performing the services described above, the Company receives a management fee based on one of the three fee structures described in Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company has entered into agreements with certain Allied Practices to make the payment of such management fees after the first two years contingent on various factors, including practice profitability compared to acquisition consideration, timely reporting of information, participation in practice improvement programs and orthodontist hours worked. Prior patient revenue is not necessarily indicative of the level of revenue that these practices may be expected to generate in the future.

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

     Each service agreement is generally not assignable by either party thereto without the written consent of the other party; however, the Company may assign the service agreement without the Allied Practice's consent to any entity under common control with the Company. The Company and the Allied Practice indemnify each other for costs and expenses incurred by the other party that are caused directly or indirectly by, as the case may be, the Company's or the Allied Practice's intentional or negligent acts or omissions. In the case of the Allied Practice's obligation to indemnify the Company, such obligation also applies to intentional or negligent acts and omissions occurring prior to the date of the service agreement. As of December 31, 1998, the Company had entered into service agreements with 56 Allied Practices.

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

     The services provided by the Company to the Allied Practice under each consulting agreement generally include consulting with respect to equipment and office needs; preparing staffing models appropriate for an Allied Practice; advising and training with respect to business systems; purchasing and maintaining inventory; advising with respect to and providing or arranging accounting and bookkeeping services; advising with respect to developing a marketing plan; assessing the financial feasibility of establishing new offices; providing billing and collection services; and assisting the Allied Practice in organizing and developing filing and recording systems. In exchange for such services, the Company receives a consulting fee based on one of the three fee structures described in Management's Discussion and Analysis of Financial Condition and Results of Operations. As of December 31, 1998, the Company had entered into consulting agreements with 40 Allied Practices.

     Pursuant to both the service agreements and consulting agreements, Allied Orthodontists maintain professional control over and ownership of their practices, determine which personnel will be allied with the Allied Practices and set their own standards of practice. The Company does not engage in the practice of orthodontics or dentistry. Each Allied Orthodontist is responsible for compliance of his or her Allied Practice with state and local regulations applicable to the practice of orthodontics and dentistry and with licensing or certification requirements. Each Allied Practice, in its sole discretion, determines the fees to be charged for services provided to patients based upon market conditions in the service area and other factors deemed appropriate by the Allied Practice. Each Allied Practice executes payor contracts and acquires and pays for its own malpractice insurance coverage.

     Employment Agreements. Each Allied Orthodontist who is or becomes an equity holder in an Allied Practice or who provides orthodontic or dental services through an Allied Practice for more than 10 days a month is required to execute an employment agreement with the Allied Practice. Each employment agreement generally provides that the Allied Orthodontist will perform professional services for the Allied Practice for a period of five years, subject to prior termination (i) for cause by the Allied Practice (which generally means death, incapacity, willful misconduct, conviction for a felony, or chronic alcoholism or drug addiction) and (ii) by the Allied Orthodontist in the event of a material breach by the Allied Practice. The Allied Orthodontist agrees that following termination or expiration of the employment agreement, he or she will not compete for a period of two years in the market in which the Allied Practice operates an office and will limit the methods of advertising in the area in which an Allied Practice is located.

GOVERNMENT REGULATION

     General. The field of dentistry, including orthodontics, is highly regulated, and there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future. In general, regulation of healthcare companies is increasing. Every state imposes licensing requirements on individual practitioners and on facilities operated by and services rendered by practitioners. In addition, federal and state laws regulate health maintenance organizations and other managed care organizations for which practitioners may be providers. In connection with the entry into new markets, the Company, Allied Practices and Allied Orthodontists may become subject to compliance with additional regulations.

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

     State Legislation. The laws of several states prohibit practitioners from splitting fees with non-practitioners. Furthermore, many states prohibit non-professional entities from practicing dentistry, including orthodontics, employing practitioners, or in some circumstances, employing hygienists and dental assistants. The laws of some states prohibit advertising professional services under a trade or corporate name and require that all advertising be in the name of the practitioner. A number of states also regulate the content of advertisement of professional services and the use of promotional gift items. A number of states limit the ability of a non-licensed dentist or non-orthodontist to own equipment or offices used in a practice. Some of these states allow leasing of equipment and office space to an orthodontic or dental practice, under a bona-fide lease, if the equipment and office remain in the complete care and custody of the practitioner. Management believes, based on its familiarity with the historical operations of the Allied Practices, the activities of the Allied Orthodontists and applicable regulations, that the Company's current and planned activities do not constitute the prohibited practices contemplated by these statutes and regulations. There can be no assurance, however, that future interpretations of such laws, or the enactment of more stringent laws, will not require structural and organizational modifications of the Company's existing contractual relationships with its Allied Orthodontists or the operation of the Allied Practices. In addition, statutes in some states could restrict expansion of Company operations in those jurisdictions. The Company enters into either a service agreement or consulting agreement depending upon applicable state regulations.

     Regulatory Compliance. The Company monitors developments in laws and regulations relating to the practice of orthodontics and dentistry. The Company may be required to modify its agreements, operations and marketing strategies from time to time in response to changes in the regulatory environment. The Company structures all of its agreements, operations and marketing in accordance with applicable law, although there can be no assurance that its arrangements will not be successfully challenged or that required changes may not materially affect the Company's business, financial condition and results of operations.

COMPETITION

     The business of providing orthodontic and pediatric dental services is highly competitive in each market in which the Allied Practices operate. Allied Practices compete with practitioners who maintain single offices or operate a single satellite office, as well as with practitioners who maintain group practices or operate in multiple offices. Allied Practices also compete with general dentists and pediatric dentists who provide certain orthodontic services, some of whom have more established practices. The provision of orthodontic services by such dentists and pediatric dentists has increased in recent years.

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

EMPLOYEES

     As of December 31, 1998, the Company employed approximately 1,020 persons, including 864 full-time employees. None of the Company's employees is represented by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

INTELLECTUAL PROPERTY

     The Company has obtained a trademark registration from the U.S. Patent and Trademark Office for its service mark "OrthAlliance." Management intends to continue to utilize the service mark, as allowed by applicable law, in the Company's marketing and advertising campaigns and in connection with the Company's services.

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

ITEM 2.  PROPERTIES.

     The Company leases approximately 8,978 square feet of office space in Torrance, California for its headquarters. In addition, the Company leases office space for certain Allied Practices (see note 11 to the Company's financial statements) with aggregate monthly payments of $527,000 as of December 31, 1998.

ITEM 3. LEGAL PROCEEDINGS.

     As of December 31, 1998, the Company did not have any pending legal proceedings that separately, or in the aggregate, if adversely determined, would have a material adverse effect on the Company. The Company and its Allied Practitioners may, from time to time, be a party to litigation or administrative proceedings which arise in the normal course of business.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Company's executive officers and key employees are as follows:

        NAME                 AGE         POSITION WITH THE COMPANY
        ----                 ---         -------------------------
 Jonathan Wilfong(1)         50   Chairman of the Board of Directors
 Sam Westover                43   President, Chief Executive Officer and Director
 Robert S. Chilton(2)        40   Chief Financial Officer
 Paul H. Hayase              44   Senior Vice President - Human Resources, General
                                  Counsel and Secretary
 Stephen M. Toon             50   Chief Development Officer

------------

(1) Effective June 3, 1999, Mr. Wilfong's term as Chairman of the Board of Directors will expire and Mr. W. Dennis Summers has been elected as Chairman of the Board of Directors from June 3, 1999.

(2) Effective February 18, 1999, Mr. Westover assumed the position of Chief Financial Officer.

     Jonathan E. Wilfong served as Chairman of the Board of Directors of the Company from May 1997. Mr. Wilfong served as an executive consultant to the Company from its inception until September 1997. Mr. Wilfong is the founder and a principal of Newfound Capital Associates, an investment banking advisory firm founded in 1996 that specializes in advising high growth businesses on capital formation strategies and acquisition transactions. Mr. Wilfong is a Certified Public Accountant, and from 1983 to 1996 was a partner with Price Waterhouse LLP in Atlanta, Georgia and Greenville, South Carolina.

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

     Robert S. Chilton served as Chief Financial Officer of the Company from May 1997 until February 18, 1999. From April 1994 until May 1997, Mr. Chilton served as Vice President/Controller of E&S Ring Management Corporation, a real estate management firm. Mr. Chilton was Controller of Karl Storz Endoscopy-America, Inc., a medical device manufacturer and distributor, from October 1987 until April 1994. Mr. Chilton is a Certified Public Accountant, and from February 1985 to October 1987 was employed by KPMG Peat Marwick.

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

     Stephen M. Toon has served as Senior Vice President - Chief Development Officer of the Company since August 1998. From July 1995 until July 1998, Mr. Toon served as Chief Development Officer of Team Health Group, a hospital based division of MedPartners/Mulliken, Inc. Mr. Toon served as Senior Vice President of Operations of Coastal Healthcare Group, a public physician practice management company, from July 1991 to July 1995.

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

1997                                                HIGH         LOW
----                                                -----       -----
Third Quarter                                       15 3/8      13 1/2
Fourth Quarter                                      15 1/2       8 1/2

1998
First Quarter                                          14 1/8      9 1/8
Second Quarter                                         17 1/4     13 7/8
Third Quarter                                          14 1/8      7 1/2
Fourth Quarter                                         13 7/8      7

1999
First Quarter
  (through March 30, 1999)                             11 7/8      7


     At March 30, 1999, the last reported sale price of the Class A Common Stock was $7.50 per share and there were approximately 202 record holders of Class A Common Stock and 67 record holders of Class B Common Stock.

     Except for the payment in August 1997 of $13.8 million cash consideration paid to the initial 55 Allied Practices which was recorded as a cash dividend, the Company has not declared any dividends on either its Class A Common Stock or its Class B Common Stock. The Company expects that future earnings, if any, will be retained for the growth and development of the Company's business and, accordingly, the Company does not anticipate that any dividends will be declared or paid on the Class A Common Stock or Class B Common Stock for the foreseeable future. The declaration, payment and amount of future dividends, if any, will depend upon the future earnings, results of operations, financial position and capital requirements of the Company, among other factors, and are limited by the Company's Credit Agreement.

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

     On August 26, 1997, pursuant to that certain Agreement and Plan of Merger between the Company, US Orthodontic Care, Inc. ("USOC") and Premier Orthodontic Group, Inc. ("POG"), the Company issued 1,750,000 shares of unregistered Class A Common Stock and 250,000 shares of unregistered Class B Common Stock as merger consideration to the shareholders of USOC and POG in reliance on the exemption set forth in Section 4(2) of the 1933 Act regarding non-public offerings.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                                                              FOR THE PERIOD SINCE
                                                                                                              INCEPTION (10/21/96)
                                                                                FOR THE YEAR ENDED            TO DECEMBER 31, 1996
                                                                                    DECEMBER 31,
                                                                               1998            1997                  1996
                                                                               ----            ----                  ----
STATEMENT OF OPERATIONS
(in thousands, except per share data):
  Net revenues....................................................           $74,387          $18,081                $ --
  Income before taxes.............................................            13,658              105(a)               --
  Net income (loss)...............................................             7,535             (736)(a)              --
  Basic and diluted net income (loss) per share...................              0.58            (0.18)                 --
  Weighted average number of common stock shares
    outstanding (diluted) ........................................            13,044            4,026                  --

(a) Includes non-recurring compensation expense.

                                                               AS OF DECEMBER 31,
                                                     ------------------------------------
                                                       1998            1997         1996
                                                     -------         -------         ----
BALANCE SHEET DATA
                                                                 (in thousands):

  Working capital ..........................         $13,235         $13,329         $ --

  Total assets .............................          88,580          44,363           --

  Long term liabilities ....................          16,215             121           --

  Redeemable common stock, common stock,
     additional paid-in-capital, accumulated
     deficit and treasury stock ............          59,256          34,028           --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the accompanying Consolidated Statements of Operations and notes thereto for the years ended December 31, 1998 and 1997 and for the period from inception (October 21, 1996) to December 31, 1996.

General

     The Company began providing practice management services to Allied Practices in the United States on August 26, 1997. The initial 55 Allied Practices included 82 Allied Orthodontists operating 147 offices in 16 states. By the end of 1997, the Company had affiliated with 11 new practices, including 17 additional orthodontists operating out of 31 new locations. In 1998, the Company affiliated with 36 new practices, including 45 additional orthodontists and pediatric dentists operating out of 70 locations. The Company anticipates that future growth will come from new affiliations, satellite expansion of Allied Practices, development of new orthodontic practices and through improved operating efficiencies.

     The Company earns revenue by providing services pursuant to long-term service agreements or consulting agreements (collectively, "Management Agreements") with Allied Practices. The Company provides management or consulting services to each Allied Practice and assumes substantially all operating expenses except for compensation to Allied Orthodontists and other employees that the Company cannot employ according to applicable state laws. In exchange for assuming these expenses and providing services, the Company records revenues in amounts equal to the assumed expenses plus a service fee or consulting fee, as described below. In general, the Management Agreements provide for the recognition of fees to the Company based on a negotiated percentage of the "Adjusted Patient Revenue" of Allied Practices. The timing of the payment of such service fees is based upon cash collected. Adjusted Patient Revenue is net patient revenue, as determined under generally accepted accounting principles, including adjustments for contractual allowances and other discounts, plus an adjustment for uncollectible accounts. Patient revenue is recognized as services are performed. For orthodontic services, approximately 20% of the orthodontic contract revenue is recognized at the time of initial treatment. The balance of the contract revenue is realized evenly over the remaining treatment period. The 20% estimated revenue at the initial treatment date is based on the estimated costs incurred by the practice at that time as compared to the total costs of providing the contracted services and is consistent with industry standards. The percentage includes the estimated costs of diagnosis and treatment plan development, initial treatment by orthodontic personnel, orthodontic supplies, and associated administrative services.

     The service fee is earned and paid monthly to the Company by each Allied Practice using one of three different fee structures set forth in the Management
Agreements:

         (i) a designated percentage of Adjusted Patient Revenue, ranging from 13.5% to 20%, subject to an annual adjustment based upon improvements in the Allied Practice's operating margin in the most recent calendar year as compared with the immediately preceding calendar year. No annual adjustment shall be made which would result in reducing the designated percentage below the percentage applicable during the first year of the Management Agreement. Operating margin is defined as the percentage determined by dividing operating profit by Adjusted Patient Revenue. Operating profit is equal to Adjusted Patient Revenue less operating expenses, excluding the management fee and such expenses associated with the Allied Practices which the Company is prohibited from incurring, primarily consisting of orthodontist compensation. The average designated percentage is 16.9% for the Allied Practices subject to this fee structure.

         (ii) a designated percentage ranging from 13.5% to 20% of Adjusted Patient Revenue with a potential annual adjustment of 25% of the increase in operating margin (as defined in subparagraph (i) above) in a calendar year as compared to the preceding calendar year multiplied by the Adjusted Patient Revenue for the current calendar year. The supplemental fee for improvement in operating margin, if applicable, is paid in a lump sum payment upon final determination of the Allied Practice's operating margin for the calendar year. The average designated percentage is 16.7% for the Allied Practices subject to this fee structure. In some cases, the Allied Orthodonist must guarantee a minimum level of management fees to be paid by the Allied Practice for a portion of the agreement ranging from one to 25 years.

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

RESULTS OF OPERATIONS

     The audited financial statements of the Company for the years ended December 31, 1998 and 1997 and from the period from inception (October 21, 1996 to December 31, 1996, report a net income of $7,535,000 on revenues of $74,387,000, a net loss of $736,000 on revenues $18,081,000 and no net income or revenues, respectively. For the years 1998 and 1997 and from the period from inception (October 21, 1996) to December 31, 1996, the Company had income before taxes of $13,658,000, $105,000 and $0, respectively. Because the year ended December 31, 1997 reflects the results of operations for the period August 26, 1997 to December 31, 1997 and includes non-recurring compensation expense in the amount of $3,392,000, direct year-to-year comparisons may not be meaningful. The Company did not have any operations in 1996.

The following table sets forth the percentage of certain items in relation to net revenues.

                                                                                                    FROM THE PERIOD
                                                                                                    FROM INCEPTION
                                                  YEAR ENDED                YEAR ENDED            (OCTOBER 31, 1996)
                                              DECEMBER 31, 1998         DECEMBER 31, 1997        TO DECEMBER 31, 1996
                                              -----------------         -----------------        --------------------
        Net Revenue........................         100.0%                    100.0%                      0%
        Direct Expenses:
            Employee costs.................          30.8                      31.9                      --
            Practice supplies..............          10.0                       9.3                      --
            Rent...........................           8.5                       9.7                      --
            Depreciation and amortization..           3.3                       1.4                      --
            General and administrative.....          28.9                      29.9                      --
                                                     ----                      ----                     ---

    Total operating expenses ...................     81.5           82.2        --
                                                     ----           ----        ---

Operating profit ...............................     18.5           17.8        --
Non-recurring organizer compensation expense ...       --          (18.8)       --
Interest (expense) income, net .................     (0.1)           1.5        --
                                                     ----           ----        ---

Income before income taxes .....................     18.3            0.5        --
Provision for income taxes .....................      8.2            4.6        --
                                                     ----           ----        ---

Net income (loss) ..............................     10.1%          (4.1%)       0%
                                                     ====           ====        ---

     Net Revenue. Revenues increased 311% from 1997 to 1998, due to 1997 being a partial year. A comparison of net revenue for the first full quarter of operations from year-to-year (4th quarter 1997 to 4th quarter 1998) shows a 50% increase in net revenue. This was attributable to the new affiliations of Allied Practices during 1998 and to an increase in internal growth. Net Revenue reported by the Company is derived by applying the appropriate management fee percentage against adjusted patient revenue and includes reimbursed operating expenses.

     Operating Expenses. From 1997 to 1998, total operating expenses as a percentage of net revenue, remained at a fairly constant level as a percentage of net revenue. The operating expense categories are consistent with management's expectations.

     Depreciation and Amortization. Depreciation and amortization expense increased approximately $2.2 million from 1.4 % of net revenue to 3.3% of net revenue from the prior year. This increase was attributable to the increase in intangible assets associated with the affiliation of Allied Practices in 1998. Intangible assets increased from $11.3 million to $50.9 million from 1997 to 1998. Depreciation and amortization expense primarily relates to the depreciation of capital assets and the amortization of excess cost over the fair value of net assets acquired (goodwill) and certain other intangibles. The Company's policy is to amortize goodwill over the expected period to be benefited, not to exceed the term of the Management Agreements. For the years ended December 31, 1998 and 1997, depreciation and amortization were $2,485,000 and $245,000, respectively.

     Non-recurring Organizer Compensation Expense. Prior to the completion of the IPO, USOC and POG merged with and into the Company, and the Company succeeded to the rights and obligations of both USOC and POG. Certain compensation expenses were incurred by USOC and POG during the period from inception (October 21, 1996) through August 26, 1997 in connection with the IPO. In the second quarter of 1997, the Company issued warrants to owners of certain Allied Practices, and certain officers and consultants for their assistance in recruiting orthodontists to the Company and in completing the IPO. In addition, pursuant to the merger between USOC, POG and the Company, warrants held by Jonathan Wilfong and Robert Garces to purchase a total of 225,000 shares of USOC stock converted into warrants to purchase an equal number of shares of the Company's Class A Common Stock. The Company recorded compensation expense of $3,392,000 related to warrants during 1997.

     Interest Income. For the years ended December 31, 1998 and 1997, interest income was $351,000 and $270,000, respectively, and represents interest earned on excess cash balances invested primarily in short-term money market accounts.

     Interest Expense. For the years ended December 31, 1998 and 1997, interest expense was $448,000 and $0, respectively and represents interest charges accrued on amounts of the Company's borrowings on its revolving line of credit. The outstanding balance of this line of credit was $15,500,000 at December 31, 1998. See further discussion in the Liquidity and Capital Resources section below.

     Provision for Income Taxes. Provision for income taxes for 1998 and 1997 were $6,123,000 and $841,000, respectively. A reconciliation of the provision for income taxes for the years ending December 31, 1998, 1997 and 1996 to the amount computed at the Federal statutory rate is included in Note 12 of Notes to Consolidated Financial Statements. The Company's effective income tax rate for the year was higher than the statutory rate primarily due to the non-deductibility for income tax purposes of the organizer compensation expense in 1997 and the amortization of goodwill in 1998.

QUARTERLY OPERATING RESULTS

     The Company's unaudited quarterly operating information for 1998 and 1997 is shown in the following table. The Company began operations in the third quarter of 1997, but the Company recognized non-recurring organizer expense related to warrants, described above, in the second and third quarters. The fourth quarter of 1997 represents the only quarter presented for 1997 when the Company was fully operational.

                                                                     QUARTER ENDED
                                            --------------------------------------------------------------------------
                                             MARCH 1998          JUNE 1998        SEPTEMBER  1998       DECEMBER 1998
                                            -----------         -----------       ---------------       -------------
 Net revenues                               $14,650,000         $18,712,000         $20,042,000          $20,983,000
 Net operating income                         2,795,000           3,254,000           3,761,000            3,945,000
 Net income                                   1,621,000           1,859,000           2,072,000            1,983,000

 Basic earnings per share                   $      0.13         $      0.14         $      0.16          $      0.15
 Diluted earnings per share                        0.13                0.14                0.16                 0.15

                                                                         QUARTER ENDED
                                             ---------------------------------------------------------------------
                                             MARCH 1997        JUNE 1997        SEPTEMBER  1997      DECEMBER 1997
                                             ----------       ------------      ---------------      -------------
 Net revenues                                $      --        $        --          $4,054,000          $14,027,000
 Net operating income (loss)                 $      --        $(2,271,000)         $   47,000            2,346,000
 Net income (loss)                           $      --        $(2,271,000)         $ (377,000)           1,521,000

 Basic earnings (loss) per share             $      --        $       N/A          $    (0.08)         $      0.13
 Diluted earnings (loss) per share                  --                N/A               (0.08)                0.13

SEASONALITY

    Most patients who seek orthodontic treatment are children, although the number of adults seeking treatment has been increasing in recent years. Based upon information provided by the Allied Practices, and based upon the results of operations in 1998 and 1997, the Company expects an increase in new patient volume during the summer months when children are not in school. The Company also expects the lowest volume of patient starts during the Christmas holiday season when children are on vacation and when many of the Allied Practices are closed. Since the Company recognizes 20% of all patients contracts as revenue in the month treatment begins, the Company expects higher patient revenue in the third quarter and lower patient revenue in the fourth quarter. Accordingly, the Company should see an increase or decrease in service fee revenue during these periods.

LIQUIDITY AND CAPITAL RESOURCES

     Pursuant to the Company's Registration Statement on Form S-1, as amended (No. 333-27143), that became effective on August 21, 1997, the Company offered and sold 2,600,000 shares of Class A Common Stock at $12.00 per share. Concurrently, the underwriters exercised their over-allotment option for an additional 390,000 shares of Class A Common Stock. The IPO and exercise of the over-allotment option generated, net of underwriting discounts and commissions, approximately $31.1 million in cash for the Company. The Company has used these funds for the following: payment of certain expenses related to the IPO, payment of a dividend to the owners of the 55 Allied Practices that affiliated with the Company in August 1997 ($13.8 million), funding of the acquisitions of certain operating assets of, or the stock of entities holding certain operating assets of newly affiliated practices, payment of debt assumed from Allied Practices as part of the affiliation process, and for working capital requirements.

    As of December 31, 1998 and 1997, the Company had a working capital balance of approximately $13.2 million and $13.3 million, respectively. The Company anticipates the primary uses of capital will include additional affiliations with orthodontic and pediatric dental practices, certain costs related to the development of satellite offices, and funding the working capital needs of the Company and Allied Practices.

     On December 30, 1997, the Company entered into a credit agreement with First Union National Bank to provide a $25 million revolving line of credit. The interest on borrowings accrues at either the bank's prime rate or LIBOR, plus a margin. Amounts borrowed are secured by security interests in the Company's assets, which include accounts receivable, Management Agreements and the capital stock of the Company's wholly-owned subsidiaries. As of December 31, 1998 and 1997, the outstanding balance under this credit facility was $15,500,000 and $0, respectively. As of December 31, 1998, the Company was in compliance with all applicable covenants. Management expanded the credit facility on March 26, 1999 from $25 million to $55 million. The agreement terminates on March 26, 2002.

     The working capital requirements and capital resources needed to continue acquisition and development efforts will be funded through a combination of cash flows provided by ongoing operations and funding from the Company's revolving line of credit. Management believes that these sources of capital will be sufficient to meet the Company's funding requirements for the next twelve months. The Company may choose to issue debt or equity to meet its future long-term capital needs as management deems appropriate.

    In 1997, after the completion of the IPO and the affiliation of the founding 55 Allied Practices, the Company acquired certain operating assets of, or the stock in entities that held certain operating assets of, 11 additional orthodontic practices. The total consideration paid for these Allied Practices was $12.4 million, of which $2.1 million was paid in cash and the balance through the issuance of 863,775 shares of Class A Common Stock, pursuant to a Registration Statement on Form S-4 (No. 333-29435).

     For the year ended December 31, 1998, the Company acquired certain operating assets of, or the stock in entities that held certain operating assets of, 36 additional Allied Practices. The total consideration paid for these Allied Practices was $46.8 million, of which $24.5 million was paid in cash, $2.5 million issued in short-term notes payable and the balance through the issuance of 1,640,492 shares of Class A Common Stock, pursuant to a Registration Statement on Form S-4 (No. 333-29435).

     The Management Agreements provide for short-term advances by the Company to the Allied Practices for working capital requirements and other purposes on terms to be mutually agreed upon. These items are advanced and repaid in a revolving manner. Generally, advances are repaid when Allied Practices deposit patient revenue into their depository accounts. Advances occur when the Allied Practice operating expenses paid exceed patient revenue earned.

STOCK REPURCHASE PLAN

     On October 22, 1998 the Company announced that the Board of Directors approved the repurchase of shares of its Common Stock up to $5 million. The Company is authorized to purchase shares over a 12 month period on Nasdaq Stock Market's National Market at prices prevailing on that market. As of December 31, 1998, no shares were repurchased under this Stock Repurchase Plan.

YEAR 2000 COMPLIANCE

     The Year 2000 issue arose as a result of certain computer hardware and software using two digits rather than four digits to define the applicable year. As a result, some of the Company's hardware and software systems have date-sensitive software or embedded chips which may incorrectly recognize a date using "00" rather than the year 2000 or not recognize the year at all. This could result in system failures or miscalculations leading to disruptions in the Company's activities and operations.

Corporate Office

     The Company has performed a comprehensive Year 2000 evaluation of the hardware and software systems utilized by the corporate office in all areas of office automation, including payroll, payables, general ledger and data management. As far as can be determined, all computer network systems are in full compliance. Necessary certificates of compliance have been obtained from hardware and software vendors.

     In the event the Company fails to identify all of the systems at risk for possible failure due to the Year 2000 issue, the company plans to retain a complete backup of the systems and data in use prior to December 31, 1999. If, after the Company begins operations in the Year 2000, it is determined that a system has failed, the Company can reset all system clocks to a date prior to January 1, 2000 and restore the affected systems from the copy. This will provide the Company with more time to repair the affected systems.

     The Company has requested Year 2000 compliance certificates from its material third parties. The Company received compliance certificates from approximately 60% of such requests. The Company will verify the status of the remaining material third parties through follow-up requests. The Company is uncertain whether the risks of non-Year 2000 compliance by material third parties will materially affect the Company's operations or financial position. The Company has determined it is not substantially reliant on any one vendor and expects to use alternate resources in order to continue daily operations. There can be no assurance that material third parties will not suffer a Year 2000 business disruptions which could have an adverse effect on the Company's results of operations or financial position.

     The corporate office does not have any "Non-IT" systems that might be affected by the Year 2000 issue. As an example, the Company does not own any automated machinery, elevators, telephone switches, or other equipment that might contain micro-controllers. Therefore, the Company does not believe that it is at risk from any failure associated with these kinds of devices.

     Because the Company started operations in August 1997, most of the corporate office systems were already Year 2000 compliant. Accordingly, any costs associated with Year 2000 upgrades, including fiscal year 1998 and year-to-date as of March 26, 1999 have not been significant. Additionally, the Company does not expect to incur any significant costs in the future.

Allied Practice Locations

     The Company has completed a survey of all practice hardware and software to identify non-compliant systems and to make the necessary recommendations for achieving compliance. The Company is currently advising the Allied Practices to install upgrades and replace hardware and software as necessary. The Allied Practices are contractually responsible to reimburse the Company for any costs the Company incurs to upgrade its hardware and software, whether owned by themselves or the Company.

     The Company believes that the significant systems that may impact the Allied Practice's operations are the practice management and billing system and the accounts payable system. In the event that the Allied Practices have not upgraded or replaced their hardware, software or non-IT devices, the Company believes that the impact on Allied Practice operations would be minimal.

     In the event that these systems are not Year 2000 compliant, certain procedures can be utilized to minimize the affect on practice operations. These procedures may include the following: manual billings, manual posting of payments to patient records and manual preparation of vendor payments. Although additional staffing may be necessary to perform these tasks without the benefit of the affected automated systems, these functions are not critical to providing orthodontic or pediatric dental services.

     Additionally, the Company plans to advise the Allied Practice to have a contingency plan, including a complete backup of all systems and data prior to December 31, 1999. If the Allied Practices determine that a system has failed after operations commence in the year 2000, they can reset all system clocks to a date prior to January 1, 2000 and restore the affected systems from the backup. This will provide the Allied Practice with more time to repair the affected systems.

     The Company has advised the Allied Practices to request Year 2000 compliance certificates from their key material third parties. The Company is uncertain whether the risks of non-Year 2000 compliance by third parties of the Allied Practices will materially affect the Company's operations or financial position. The Company has determined that the Allied Practices are not substantially reliant on any one third party and expects them to use alternate resources if necessary to continue daily operations.

     The Company may own some "Non-IT" systems in practice offices that might be affected by the Year 2000 issue. The Company has not yet determined which offices may contain such devices. The Company has advised each Allied Practice to evaluate all equipment to determine if any such devices exist. In the event that some of the Allied Practices have not upgraded their significant non-IT systems, such as x-ray and imaging machines, the Allied Practices can outsource the procedures in order to continue its daily operations. The Allied Practices are contractually responsible to reimburse the Company for any costs the Company incurs to repair or replace any non-compliant devices, whether owned by themselves or the Company.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income." This statement establishes disclosure requirements related to the reporting of comprehensive income and its components. The Company did not have any comprehensive income for the years ended December 31, 1998 and 1997 and for the period from October 31, 1996 to December 31, 1996.

Effective January 1, 1998, the Company implemented SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This standard establishes disclosure requirements related to the reporting of the Company's operating segments. As of December 31, 1998, the Company does not have any reportable segments.

The Emerging Issues Task Force of the Financial Accounting Standards Board issued its Consensus Opinion 97-2 ("EITF 97-2"), which addresses certain specific matters pertaining to the physician, dentistry and veterinary practice management industries. EITF 97-2 became effective for the Company for its year ending December 31, 1998. EITF 97-2 addresses the ability of certain practice management companies to consolidate the results of certain practices with which it has an existing contractual relationship. The Company currently does not consolidate the operations of the practices that it manages. The guidance in EITF 97-2 did not change the Company's accounting method because the Company's arrangements with its Allied Practices do not meet the requirements for consolidation as set forth in EITF 97-2.

In 1999, the Company will implement SOP 98-5 "Reporting on Costs of Start-up Activities." The SOP requires net costs of start-up activities, including organizational costs, to be expensed as incurred. In addition, the SOP requires that previously capitalized start-up costs be expensed upon the effective date. The Company does not have any start-up costs capitalized as of December 31, 1998.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's Financial Statements, together with the report thereon of Arthur Andersen LLP, dated February 19, 1999 begin on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information contained under the heading "Information Concerning Directors" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on June 3, 1998 (the "1999 Proxy Statement") is incorporated herein by reference. Information regarding the Company's executive officers is set forth in Item 4A of Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

     The information contained under the heading "Executive Compensation" in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information contained under the headings "Information Concerning Directors" and "Principal Stockholders" in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained under the heading "Certain Transactions" in the 1999 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)   Financial Statements

     Listed on the Index to the Financial Statements and Schedules on page F-1 of this Report.

   (2)   Financial Statement Schedules

     Listed on the Index to the Financial Statements and Schedules on page F-1 of this Report.

     (3) Exhibits

    EXHIBIT                                  DESCRIPTION
    -------                                  -----------
     2.1              Agreement and Plan of Merger between the Company, USOC and POG
                      (incorporated by reference to Exhibit 2.1 of the Company's
                      Registration Statement on Form S-1, Registration No.
                      333-27143, as amended).

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

     4.4              Incidental Registration Rights for certain Allied
                      Orthodontists as set forth in the Form of Purchase and Sale
                      Agreement, the Form of Stock Purchase
                      and Sale Agreement and the Form of
                      Agreement and Plan of Reorganization (incorporated by reference to Exhibit 10.2, 10.3 and 10.5, respectively, of the Company's
                      Annual Report on Form 10-K for the year ended December 31, 1997).

    10.1              Form of Purchase and Sale Agreement between the Company and
                      Allied Practices (incorporated by reference to Exhibit 2.2 of the Company's Registration Statement on Form S-1, Registration
                      No. 333-27143, as amended).

    10.2              Form of Stock Purchase and Sale Agreement between the Company and Stockholders of the initial Allied Practices (incorporated by reference to Exhibit 2.4 of the Company's Registration
                      Statement on Form S-1, Registration No. 333-27143, as
                      amended).

    10.3              Form of Stock Purchase and Sale Agreement between the Company and the Stockholders of the Allied Practices (incorporated by reference to
                      Exhibit 10.4 of the Company's Annual Report on Form 10-K for the fiscal
                      Year ended December 31, 1997).

    EXHIBIT                                  DESCRIPTION
    -------                                  -----------
    10.4              Form of Agreement and Plan of Reorganization between the
                      Company, Allied Practices and the Stockholders of the Allied
                      Practices (incorporated by reference to Exhibit 2.3 of the
                      Company's Registration Statement on Form S-1, Registration No.
                      333-27143, as amended).

    10.5              Form of Service Agreement between the Company and Allied
                      Practices (Fixed Percentage Fee) (incorporated by reference to
                      Exhibit 10.1 of the Company's Registration Statement on Form
                      S-1, Registration No. 333-27143, as amended).

    10.6              Form of Service Agreement between Company and Allied Practices
                      (Variable Percentage Fee) (incorporated by reference to
                      Exhibit 10.2 of the Company's Registration Statement on Form
                      S-1, Registration No. 333-27143, as amended).

    10.7              Form of Consulting and Business Services Agreement between the
                      Company and Allied Practices (Variable Percentage Fee)
                      (incorporated by reference to Exhibit 10.3 of the Company's
                      Registration Statement on Form S-1, Registration No.
                      333-27143, as amended).

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

    10.10 1997 Non-Employee Director Stock Plan (incorporated by reference to Exhibit 10.6 of the Company's Registration
                      Statement on Form S-1, Registration No. 333-27143).

    10.11             Amended and Restated 1997 Employee Stock Option Plan
                      (incorporated by reference to Exhibit 10.7 of the Company's
                      Registration Statement on Form S-1, Registration No. 333-27143).

    10.12             1997 Orthodontist Stock Option Plan (incorporated by reference to
                      Exhibit 10.13 of the Company's Annual Report on Form 10-K for
                      fiscal year ended December 31, 1997).

    10.13             Employment Agreement between the Company and Sam Westover
                      (incorporated by reference to Exhibit 10.8 of the Company's
                      Registration Statement on Form S-1, Registration No.
                      333-27143).

    10.14             Letter Agreement between the Company and Stephen M. Toon.

    10.15             Credit Agreement dated December 30, 1997 between the Company and First Union National Bank (incorporated by reference to
                      Exhibit 10.16 of the Company's Annual Report on Form 10-K for
                      fiscal year ended December 31, 1997).

    10.16             Form of Company Practice Improvement Program Guarantee (incorporated by


    EXHIBIT                                  DESCRIPTION
    -------                                  -----------

                      reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for Fiscal year ended December 31, 1997).

    21.1              Subsidiaries of the Registrant.

    23.1              Consent of Arthur Andersen LLP.

    27.1              Financial Data Schedule.

    99.1              Safe Harbor Compliance Statement (incorporated by reference to
                      Exhibit 99.1 of the Company's Annual Report on Form 10-K for
                      fiscal year ended December 31, 1997).

(b) Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the fourth quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the 1934 Act, the Company has duly caused this Form 10-K to be signed on behalf of the undersigned, thereunto duly authorized, on March 31, 1999.


                                    ORTHALLIANCE, INC.


                                    By:  /s/
                                        ----------------------------------------
                                                      Sam Westover
                                           President, Chief Executive Officer
                                              and Chief Financial Officer

                                   SIGNATURES

     Pursuant to the Requirements of the 1934 Act, this Form 10-K has been signed below by the following persons in the capacities indicated on March 31, 1999.

/s/                                       President, Chief Executive Officer,
------------------------------------      Chief Financial Officer and Director
             SAM WESTOVER

/s/                                       Director
------------------------------------
          RANDALL K. BENNETT

/s/                                       Director
------------------------------------
           DOUGLAS D. DURBIN

/s/                                       Director
------------------------------------
            G. HARRY DURITY

/s/                                       Director
------------------------------------
           CRAIG L. MCKNIGHT

/s/                                       Director
------------------------------------
          RANDALL A. SCHMIDT

/s/                                       Director
------------------------------------
           W. DENNIS SUMMERS

/s/                                       Chairman of the Board and Director
------------------------------------
          JONATHAN E. WILFONG


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                    PAGE
                                                                                    ----
OrthAlliance, Inc.
  Report of Independent Public Accountants...................................       F-2
  Balance Sheets as of December 31, 1998 and December 31, 1997...............       F-3
  Statements of Operations For the Years Ended December 31, 1998,
    December 31, 1997 and From the Period from Inception
    (October 21, 1996) to December 31, 1996..................................       F-4
  Statements of Cash Flows For the Years Ended December 31, 1998,
    December 31, 1997 and From the Period from Inception
    (October 21, 1996) to December 31, 1996..................................       F-5
  Statements of Changes in Stockholder's Equity For the Period From
    Inception (October 21, 1996) to December 31, 1996 and for the
    years ended December 31, 1997 and 1998...................................       F-6
  Notes to Consolidated Financial Statements.................................       F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of OrthAlliance, Inc.:

We have audited the accompanying consolidated balance sheets of OrthAlliance, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and for the period from inception (October 21, 1996) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OrthAlliance, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended and for the period from inception (October 21, 1996) to December 31, 1996 in conformity with generally accepted accounting principles.

                                       /s/ Arthur Andersen LLP

                                       ARTHUR ANDERSEN LLP

Los Angeles, California
February 19, 1999

                               ORTHALLIANCE, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                   AS OF                 AS OF
                                                                                DECEMBER 31,          DECEMBER 31,
                                                                                   1998                   1997
                                                                                ------------          ------------
ASSETS
Current assets:
   Cash and cash equivalents ..........................................         $  3,226,000          $ 12,647,000
   Patient receivables, net of allowances of $435,000 and $242,000 ....            7,765,000             4,470,000
   Unbilled patient receivables, net of allowances
     of $385,000 and $293,000 .........................................            3,462,000             2,642,000
   Amounts due from Allied Practices ..................................            9,880,000             2,489,000
   Income tax receivable ..............................................            1,102,000                    --
   Current deferred tax assets ........................................              578,000             1,228,000
   Other current assets ...............................................              331,000                67,000
                                                                                ------------          ------------
   Total current assets ...............................................           26,344,000            23,543,000

Property and equipment, net ...........................................            4,585,000             3,214,000
Notes receivable ......................................................            3,607,000             2,010,000
Non-current deferred tax assets .......................................            2,918,000             3,965,000
Intangible assets, net ................................................           50,912,000            11,313,000
Other, net ............................................................              214,000               318,000
                                                                                ------------          ------------
   Total assets .......................................................         $ 88,580,000          $ 44,363,000
                                                                                ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and other accrued liabilities .....................         $  4,785,000          $  3,024,000
   Patient prepayments ................................................            4,777,000             2,710,000
   Notes payable to Allied Practices ..................................            2,032,000               410,000
   Income taxes payable ...............................................                   --             1,308,000
   Current deferred tax liabilities ...................................                   --             1,672,000
   Amounts due to Allied Practices ....................................            1,515,000             1,090,000
                                                                                ------------          ------------
      Total current liabilities .......................................           13,109,000            10,214,000
                                                                                ------------          ------------

Line of credit borrowings .............................................           15,500,000                    --
Non-current deferred tax liabilities ..................................              715,000               121,000
                                                                                ------------          ------------
   Total liabilities ..................................................           29,324,000            10,335,000
                                                                                ------------          ------------

Commitments and Contingencies (Note 11)

Stockholders' equity:
   Class A Common Stock, $.001 par value, 70,000,000 shares authorized,
     13,197,961 and 11,486,761 shares
     issued and outstanding at December 31, 1998
     and 1997, respectively ...........................................               13,000                11,000
   Class B Common Stock, $.001 par value, 250,000
     Authorized, 249,292 and 250,000 shares issued and
     Outstanding at December 31, 1998 and
     1997, respectively ...............................................                   --                    --
Additional paid-in capital ............................................           65,188,000            45,149,000
Accumulated deficit ...................................................           (3,597,000)          (11,132,000)
Treasury stock, at cost, 170,024 and zero shares at December 31, 1998
   and 1997, respectively .............................................           (2,348,000)                   --
                                                                                ------------          ------------
     Total stockholders' equity .......................................           59,256,000            34,028,000
                                                                                ------------          ------------
     Total liabilities and stockholders' equity .......................         $ 88,580,000          $ 44,363,000
                                                                                ============          ============

The accompanying notes are an integral part of these consolidated balance sheets.

                               ORTHALLIANCE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                  FOR THE PERIOD FROM
                                                                                                  INCEPTION (OCTOBER 21,
                                                       FOR THE YEAR ENDED    FOR THE YEAR ENDED         1996) TO
                                                       DECEMBER 31, 1998     DECEMBER 31, 1997     DECEMBER 31, 1996
                                                       ------------------    -----------------    ----------------------
Net revenues .......................................     $ 74,387,000          $ 18,081,000          $         --
                                                         ------------          ------------          ------------
Costs and expenses:
  Salaries and benefits ............................       22,880,000             5,771,000                    --
  Orthodontic and dental supplies ..................        7,436,000             1,684,000                    --
  Rent .............................................        6,327,000             1,751,000                    --
                                                         ------------          ------------          ------------
     Total direct expenses .........................       36,643,000             9,206,000                    --

  Depreciation and amortization ....................        2,485,000               245,000                    --
  General and administrative .......................       21,504,000             5,403,000                    --
  Non-recurring organizer compensation expense .....               --             3,392,000                    --
                                                         ------------          ------------          ------------

     Total operating expenses ......................       60,632,000            18,246,000                    --
                                                         ------------          ------------          ------------

  Net operating income (loss) ......................       13,755,000              (165,000)                   --

  Interest income ..................................          351,000               270,000                    --
  Interest expense .................................         (448,000)                   --                    --
                                                         ------------          ------------          ------------

Income before income taxes .........................       13,658,000               105,000                    --

Provision for income taxes .........................        6,123,000               841,000                    --
                                                         ------------          ------------          ------------

Net income (loss) ..................................     $  7,535,000          $   (736,000)         $         --
                                                         ============          ============          ============

Basic and diluted net income (loss)
  per share ........................................     $       0.58          $      (0.18)         $         --
                                                         ============          ============          ============

Number of shares used in calculating basic net
  income (loss) per share ..........................       13,005,664             4,026,313                     1
                                                         ============          ============          ============

Number of shares used in calculating diluted net
  income (loss) per share ..........................       13,043,713             4,026,313                     1
                                                         ============          ============          ============



The accompanying notes are an integral part of these consolidated financial statements.

                               ORTHALLIANCE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                               FOR THE PERIOD FROM
                                                                                                                    INCEPTION
                                                                       FOR THE YEAR ENDED  FOR THE YEAR ENDED (OCTOBER 21, 1996) TO
                                                                       DECEMBER 31, 1998   DECEMBER 31, 1997    DECEMBER 31, 1996
                                                                       ------------------  ------------------  ---------------------
Cash flows from operating activities:
Net income (loss) ...................................................   $  7,535,000        $   (736,000)         $ --
Adjustments to reconcile net income (loss) to net cash
 Provided by operating activities:
   Depreciation and amortization ....................................      2,485,000             245,000            --
   Deferred tax expense (benefit) ...................................       (226,000)           (467,000)           --
   Organizer compensation warrants ..................................             --           2,435,000            --
Changes in assets and liabilities, excluding effects of acquisitions:
   Increase in patient receivables ..................................       (549,000)           (261,000)           --
   Increase in due from Allied Practices ............................     (7,543,000)         (2,489,000)           --
   Increase in income tax receivable ................................     (1,102,000)                 --            --
   Increase in other assets .........................................       (306,000)            (37,000)           --
   Increase in accounts payable and accrued liabilities .............        427,000             126,000            --
   Increase in due to Allied Practices ..............................        425,000           1,090,000            --
   Increase in patient prepayments ..................................      1,366,000             243,000            --
   Decrease (increase) in income taxes payable ......................     (1,307,000)          1,307,000            --
                                                                        ------------        ------------          ----
   Net cash provided by operating activities ........................      1,205,000           1,456,000            --
                                                                        ------------        ------------          ----

Cash flows from investing activities:
   Payment for new practice affiliations ............................    (24,477,000)         (2,063,000)           --
   Increase in notes receivables ....................................     (2,184,000)                 --            --
   Principal payments on notes receivable ...........................        534,000                  --            --
   Capital expenditures .............................................       (683,000)            (69,000)           --
   Acquisition of other assets ......................................             --             (30,000)           --
                                                                        ------------        ------------          ----
   Net cash used in investing activities ............................    (26,810,000)         (2,162,000)           --
                                                                        ------------        ------------          ----

Cash flows from financing activities:
   Increase in bank overdraft .......................................      1,363,000             859,000            --
   Increase in line of credit borrowings ............................     16,500,000                  --            --
   Proceeds from exercise of stock options ..........................        240,000                  --            --
   Proceeds from issuance of common stock ...........................             --          31,137,000            --
   Proceeds from issuance of warrants ...............................             --               1,000            --
   Dividend paid to shareholders of founding
      Allied Practices ..............................................             --         (13,759,000)           --
   Payment of deferred financing costs ..............................             --            (288,000)           --
   Repayment of debt ................................................     (1,919,000)         (4,597,000)           --
                                                                        ------------        ------------          ----
   Net cash provided by financing activities ........................     16,184,000          13,353,000            --
                                                                        ------------        ------------          ----
Net (decrease) increase in cash and cash equivalents ................   $ (9,421,000)       $ 12,647,000          $ --
                                                                        ============        ============          ====

Cash and cash equivalents at beginning of period ....................   $ 12,647,000        $         --          $ --

Cash and cash equivalents at end of period ..........................   $  3,226,000        $ 12,647,000          $ --
                                                                        ============        ============          ====

Supplemental cash flow information:
   Interest paid ....................................................   $    280,000        $     42,000          $ --
   Income taxes paid ................................................      8,774,000                  --            --
   Non-cash investing and financing activities
    Acquisition of management agreements:
      Fair value of assets acquired .................................     46,819,000          25,370,000            --
      Less: Issuance of common stock ................................    (19,801,000)        (14,720,000)           --
      Elimination of predecessor's accumulated deficit ..............             --           2,945,000            --
      Less: Cash paid ...............................................    (24,477,000)         (2,063,000)           --
                                                                        ------------        ------------          ----
      Notes payable issued and liabilities assumed ..................   $  2,541,000        $ 11,532,000          $ --
                                                                        ============        ============          ====

The accompanying notes are an integral part of these consolidated financial statements.

                               ORTHALLIANCE, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND
      FOR THE PERIOD FROM INCEPTION (OCTOBER 21, 1996) TO DECEMBER 31, 1996

                                   CLASS A                    CLASS B                            RETAINED
                                COMMON STOCK               COMMON STOCK           ADDITIONAL     EARNINGS
                         --------------------------  ---------------------------    PAID-IN     (ACCUMULATED
                            SHARES         AMOUNT       SHARES         AMOUNT       CAPITAL       DEFICIT)
                         ------------  ------------  ------------   ------------  ------------  ------------
Balances at
October 21, 1996 ......            --  $         --            --   $             $         --  $         --
                         ------------  ------------  ------------   ------------  ------------  ------------

Balances at
December 31, 1996 .....            --            --            --                           --            --

Initial public
offering
of common stock .......     2,990,000         3,000            --             --    30,398,000            --

Transfers of certain
assets and
liabilities
by founders ...........     7,632,984         7,000       250,000             --     1,435,000     3,363,000

Dividend to
Shareholders of
Founding Allied
Practices .............            --            --            --             --            --   (13,759,000)

Issuance of common
stock for intangible
assets ................       863,776         1,000            --             --    10,278,000            --

Issuance of warrants ..            --            --            --             --     3,038,000            --

Net loss ..............            --            --            --             --            --      (736,000)
                         ------------  ------------  ------------   ------------  ------------  ------------

Balances at
December 31, 1997 .....    11,486,761        11,000       250,000             --    45,149,000   (11,132,000)
                         ------------  ------------  ------------   ------------  ------------  ------------

Issuance of common
stock for intangible
assets ................     1,640,492         2,000            --             --    19,799,000            --

Stock options
exercised .............       70,000            --            --             --       240,000            --

Conversion to Class A
common stock ..........           708            --          (708)            --            --            --

Treasury stock ........            --            --            --             --            --            --

Net Income ............            --            --            --             --            --     7,535,000
                         ------------  ------------  ------------   ------------  ------------  ------------

Balances at
December 31, 1998 .....    13,197,961  $     13,000       249,292   $         --  $ 65,188,000  $ (3,597,000)
                         ============  ============  ============   ============  ============  ============

                                                          TOTAL
                               TREASURY STOCK         SHAREHOLDERS'
                            SHARES        AMOUNT         EQUITY
                         ------------  ------------   ------------
Balances at
October 21, 1996 ......            --  $         --   $         --
                         ------------  ------------   ------------

Balances at
December 31, 1996 .....            --  $         --   $         --

Initial public
offering
of common stock .......            --            --     30,401,000

Transfers of certain
assets and
liabilities
by founders ...........            --            --      4,805,000

Dividend to
Shareholders of
Founding Allied
Practices .............            --            --    (13,759,000)

Issuance of common
stock for intangible
assets ................            --            --     10,279,000

Issuance of warrants ..            --            --      3,038,000

Net loss ..............            --            --       (736,000)
                         ------------  ------------   ------------

Balances at
December 31, 1997 .....            --            --     34,028,000
                         ------------  ------------   ------------

Issuance of common
stock for intangible
assets ................            --            --     19,801,000

Stock options
exercised .............           --            --        240,000

Conversion to Class A
common stock ..........            --            --             --

Treasury stock ........       170,024    (2,348,000)    (2,348,000)

Net Income ............            --            --      7,535,000
                         ------------  ------------   ------------

Balances at
December 31, 1998 .....       170,024  $  2,348,000   $ 59,256,000
                         ============  ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                               ORTHALLIANCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



1.  BUSINESS AND ORGANIZATION

a.  ORGANIZATION

OrthAlliance, Inc. ("OrthAlliance") (formerly known as Premier Orthodontic Holdings, Inc.), a Delaware corporation, was founded in October, 1996 to provide practice management and consulting services (collectively "management services") to orthodontic practices in the United States.

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

On August 26, 1997, OrthAlliance acquired (the "Acquisitions") simultaneously with the closing of the IPO of its Class A Common Stock, certain operating assets of or the stock of entities holding certain tangible and intangible assets, and assumed certain liabilities of 55 orthodontic practices (collectively, the "Founding Practices") in exchange for 5,882,984 shares of Common Stock and $13,759,000 in cash. The underwriters exercised an overallotment option to purchase an additional 390,000 shares of Common Stock, thereby increasing the number of shares of Common Stock offered in the IPO from 2,600,000 to 2,990,000. The net proceeds of the shares of Common Stock issued in the IPO were $31,137,000. Other expenses incurred by the Company related to the Offering totalled approximately $2,200,000 and these were recognized by Premier and USOC prior to the merger. The Acquisitions have been accounted for in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 48.

OrthAlliance has two wholly-owned subsidiaries, PedoAlliance, Inc. ("PedoAlliance") and OrthAlliance Finance, Inc. ("OA Finance"). PedoAlliance was formed in December 1997 to provide practice management or consulting services to pediatric dental practices. From May 1, 1998 to December 31, 1998, PedoAlliance entered into management or consulting agreements with seven pediatric dental practices, that have 12 pediatric dentists ("Allied Dentists") operating eight offices in seven states. Unless otherwise indicated, certain references herein to "Orthodontists" also include Allied Dentists. OA Finance was formed in October 1997 to offer financing alternatives to the patients of the Allied Practices. During 1998, OA Finance funded 153 loans to patients for a total value of $508,000 of which $445,000 was outstanding as of December 31, 1998. OrthAlliance, PedoAlliance and OA Finance are sometimes collectively referred to as the "Company."

b.  AGREEMENTS WITH ALLIED PRACTICES

The Company is party to management service agreements with orthodontic and pediatric dentistry practices which include the Founding Practices as well as practices that have become affiliated with the Company subsequent to the IPO ("Allied Practices"). These are either "Service Agreements" or "Consulting Agreements". The type of management service agreement is determined by the Company and each Allied Practice based primarily on applicable state laws and regulations. The types of management service agreements are as follows:

Service Agreements

The parties to each Service Agreement include the Company and the Allied Practice, which typically is a professional corporation or association owned by the related Orthodontist. Each Service Agreement generally requires the Company to perform the following services for the Allied Practices: provide and maintain specified furnishings and equipment; provide necessary employees (except Orthodontists and where applicable law requires, hygienists and dental assistants); establish appropriate business systems; purchase and maintain inventory; perform payroll and accounting functions; provide billing and collection services with respect to patients, insurance companies, and third-party payors; arrange certain legal services not related to malpractice litigation; design and execute a marketing plan; advise with respect to new office locations; and manage and organize the Allied Practices' files and records, including patient records where permitted by applicable law. If the Allied Practice lacks sufficient funds to pay its current expenses, the Company is also required to advance funds to the Allied Practice for the purpose of paying such expenses. In exchange for performing the services described above, the Company receives a management fee based on one of the three fee structures described in section c. below.

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

c.  CALCULATION OF MANAGEMENT FEES

The management fee is calculated pursuant to the Service or Consulting Agreements based upon the practice's adjusted patient revenue calculated on the accrual basis. There are three economic models by which the management fee may be calculated under the two management service agreements discussed above which are as follows:

(i) a designated percentage of adjusted patient revenue, ranging from 13.5% to 20%, subject to an annual adjustment based upon improvements in the Allied Practice's operating margin in the most recent fiscal period as compared with the immediately preceding fiscal period. No annual adjustment shall be made which would result in reducing the designated percentage applicable during the first year of the management agreement. Operating margin is defined as the percentage determined by dividing operating profit by adjusted patient revenue. Adjusted patient revenue under the agreement is net patient revenue as determined under generally accepted accounting principles, including adjustments for contractual allowances and other discounts, plus an adjustment for uncollectible accounts. Operating profit is equal to adjusted patient revenue less operating expenses, excluding the management fee and such expenses associated with the Allied Practices which the Company is prohibited from incurring, primarily consisting of orthodontist compensation.

(ii) a designated percentage ranging from 13.5% to 20% of adjusted patient revenue with a potential annual adjustment of 25% of the increase in operating margin (as defined above) in a fiscal year as compared to the preceding fiscal year multiplied by the adjusted patient revenue for the current fiscal year. The supplemental fee, if applicable, is paid as a lump sum payment upon final determination of the improvement in the Allied Practice's operating margin as compared to the prior fiscal year period.

(iii) a fixed dollar fee with annual established fixed increases for each year of the management agreement.

d.  PATIENT RECEIVABLES AND PATIENT PREPAYMENTS

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

e.  AMOUNTS DUE FROM ALLIED PRACTICES

Amounts due from Allied Practices include short-term advances for operating capital and short-term receivables related to a timing difference between when the services fees are paid from the Allied Practice's accounts and when the service fees are deposited by the Company. These items are advanced and repaid in a revolving manner. Generally, advances are repaid when Allied Practices deposit patient revenue into their depository accounts. Advances occur when the Allied Practice operating expenses paid exceed patient revenue earned. Service fees outstanding are generally paid within 30 days.

f.  OPERATING EXPENSES OF ALLIED PRACTICES

Certain operating expenses of the Allied Practices are the responsibility of OrthAlliance. The Company is responsible for the payment of all operating expenses incurred by the practice, except for compensation to affiliated Orthodontists and other expenses of the Allied Practices that the Company is prohibited from paying.

These expenses include the following:

- Salaries, benefits, payroll taxes, workers compensation, health insurance and other benefit plans, and other direct expenses of all employees of OrthAlliance at each practice office, excluding those costs associated with orthodontists and any other classification of employee which OrthAlliance is prohibited from employing by applicable state laws or regulations,

- Direct costs of all employees or consultants that provide services to each practice office except for Affiliated Orthodontists and other employees of the Allied Practices that the Company is prohibited from employing,

- Dental and office supplies as permitted by applicable state laws or regulations,

- Lease or rent payments as permitted by state laws or regulations, utilities, telephone and maintenance expenses for practice facilities,

-    Property taxes on OrthAlliance assets located at Allied Practice offices,

-    Property, casualty, liability and malpractice insurance premiums,

-    Orthodontists recruiting expenses,

-    Interest on advances to practice bank accounts and

- Advertising and other marketing expenses attributable to the promotion of practice offices.

All of the above expenses are paid directly to the third party provider of the goods or services indicated. All of the above items are incurred by OrthAlliance. Such expenses are classified together with similar expenses of the Company in the consolidated statement of operations. In exchange for incurring these expenses and providing management services, the Company records revenue in amounts equal to those incurred expenses plus a management fee based on varying percentages of the adjusted patient revenues of the Allied Practices.

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

g. NEW AFFILIATIONS

For the year ended December 31, 1998, the Company entered into agreements with 36 Allied Practices, of which seven related to pediatric dentists, to provide management services and acquire certain operating assets for a total consideration (including acquisition costs) of $46,819,000. This consideration consisted of 1,640,492 shares of Common Stock with an aggregate value at various acquisition dates of $19,801,000 and payment of $24,477,000 in cash and issuance of notes payable of $2,541,000. These Allied Practices operate 70 locations in 22 states.

From August 26, 1997 to December 31, 1997, the Company entered into agreements with 11 Allied Practices to provide management services and acquire certain operating assets for a total consideration (including acquisition costs) of $12,396,000. This consideration consisted of 863,776 shares of Common Stock with an aggregate value at various acquisition dates of $10,279,000 and payment of $2,063,000 in cash. The Company also assumed $1,390,000 in debt related to the assets acquired. These Allied Practices operate 31 locations in seven states.

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

b.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include OrthAlliance, Inc. and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

c.  CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. All cash equivalents are recorded at cost, which approximates fair value.

d.  PROPERTY AND EQUIPMENT, NET

Property and equipment is recorded at cost. Routine maintenance and repairs are expensed when incurred, while costs of improvements and renewals are capitalized. Depreciation of property and equipment and amortization of leasehold improvements are calculated using the straight-line method over the estimated useful lives of the assets as follows:

                Furniture and equipment        5- 7 years

                Leasehold improvements         shorter of 3-10 years
                                               or the related lease term

Depreciation expense for the years ended December 31, 1998 and 1997 and for the period from inception (October 21, 1996) to December 31, 1996 was $874,000, $140,000 and $0, respectively.

e.  INTANGIBLE ASSETS, NET

The Company's acquisition of management agreements involve the purchase of tangible and intangible assets and the assumption of certain liabilities of the Allied Practices. The Company allocates the purchase price to the tangible assets acquired and liabilities assumed based on estimated fair values. In connection with each acquisition, the Company enters into long-term service agreements with the Allied Practices. The service agreements are for terms of 20 to 25 years and can be terminated by either party only with cause, which is primarily bankruptcy or material default. Each management agreement intangible is being amortized using the straight-line method over its term. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining useful life of the intangible assets may warrant revision or that the remaining balance of the intangible assets may not be recoverable. As of December 31, 1998 and 1997, there were no events or circumstances to indicate that any portion of the recorded net intangible assets may not be recoverable.

Amortization expense related to these intangible assets for the years ended December 31, 1998 and 1997 and for the period from inception (October 21, 1996) to December 31, 1996 was $1,526,000, $105,000 and $0, respectively.

f.  OTHER, NET

Other, net consists mainly of deferred costs. These costs are amortized using the straight-line method over the expected period to be benefited (three to 25 years). Amortization expense related to these costs for the years ended December 31, 1998 and 1997 and for the period from inception (October 21, 1996) to December 31, 1996 was $85,000, $0 and $0, respectively.

g. NET REVENUES

Net revenues primarily consist of management fee income and reimbursed practice operating expenses. Such expenses amounted to $54,391,000, $13,753,000 and $0 for the years ended December 31, 1998 and 1997 and for the period from inception (October 21, 1996) to December 31, 1996, respectively.

h. INCOME TAXES

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

i.  FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 1998 and 1997, the carrying amounts of the Company's financial instruments, which include cash and cash equivalents, notes receivable, accounts payable and other accrued liabilities, notes payable to Allied Practices and line of credit borrowings are recorded at cost, which approximates fair value.

j.  NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income." This statement establishes disclosure requirements related to the reporting of comprehensive income and its components. The Company did not have any comprehensive income for the years ended December 31, 1998 and 1997 and for the period from October 31, 1996 to December 31, 1996.

Effective January 1, 1998, the Company implemented SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This standard establishes disclosure requirements related to the reporting of the Company's operating segments. As of December 31, 1998, the Company does not have any reportable segments.

Effective January 1, 1998, the Company adopted SFAS 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits." This statement revises employers' disclosures related to pension and other postretirement benefit plans. This statement does not have any effect on the Company since it does not have any pensions or any postretirement benefit plans as of December 31, 1998.

The Emerging Issues Task Force of the Financial Accounting Standards Board issued its Consensus Opinion 97-2 ("EITF 97-2"), which addresses certain specific matters pertaining to the physician, dentistry and veterinary practice management industries. EITF 97-2 became effective for the Company for its year ending December 31, 1998. EITF 97-2 addresses the ability of certain practice management companies to consolidate the results of certain practices with which it has an existing contractual relationship. The Company currently does not consolidate the operations of the orthodontic practices that it manages. The guidance in EITF 97-2 did not change the Company's accounting method because the Company's arrangements with its Allied Practices do not meet the requirements for consolidation as set forth in EITF 97-2.

In 1999, the company will implement SOP 98-5 "Reporting on Costs of Start-up Activities." The SOP requires net costs of start-up activities, including organizational costs, to be expensed as incurred. In addition, the SOP requires that previously capitalized start-up costs be expensed upon the effective date. The Company does not have any start-up costs capitalized as of December 31, 1998.

3.  PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following as of December 31:

                                          1998                 1997
                                      -----------          -----------
Furniture and fixtures ......         $ 3,524,000          $ 3,361,000
Equipment ...................           3,846,000            2,565,000
Leasehold improvements ......           1,710,000            1,174,000
Construction in progress ....             273,000                   --
                                      -----------          -----------
                                        9,353,000            7,100,000
Less accumulated depreciation          (4,768,000)          (3,886,000)
                                      -----------          -----------
                                      $ 4,585,000          $ 3,214,000
                                      ===========          ===========

4.  NOTES RECEIVABLE

Notes receivable consisted of the following as of December 31:

                                                  1998               1997
                                               ----------         ----------
Notes receivable from Allied Practices         $3,162,000         $2,010,000
Patient notes receivable .............            445,000                 --
                                               ----------         ----------
                                               $3,607,000         $2,010,000
                                               ==========         ==========

Certain Allied Practices have signed promissory notes due to the Company. Generally, principal and interest payments are due monthly, with interest accruing at prime plus 1%. Generally, these notes are unsecured but have been personally guaranteed by the respective Orthodontists. The terms of these notes range from three to five years. As of December 31, 1998 and 1997, the prime interest rate was 7.75% and 8.50%, respectively.

During 1998, the Company acquired approximately $508,000 of patient loans from certain Allied Practices. These loans outstanding are generally without recourse. Principal and interest are due monthly, with interest rates, varying between 9.9% and 16.9 %, depending on the credit risk of the borrower.
The terms of these loans range from one to five years.

5.  ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following as of December 31:

                                                    1998               1997
                                                 ----------         ----------
Bank overdrafts ........................         $2,222,000         $  859,000
Accounts payable and accrued liabilities          1,963,000          1,565,000
Litigation reserve .....................            600,000            600,000
                                                 ----------         ----------
                                                 $4,785,000         $3,024,000
                                                 ==========         ==========

The litigation reserve was established by the Company as a result of the increased possibility for legal action by one or more state governments challenging the compliance of the Management Agreements with state and local law or regulations. Management believes the reserve is adequate to cover any potential costs to defend such legal actions.

6.  LINE OF CREDIT BORROWINGS

On December 30, 1997, the Company entered into a $25.0 million revolving credit facility (the "Revolving Credit Facility") with First Union, N.A. The Revolving Credit Facility expires in December 2000, although it is subject to two, one-year renewals upon the mutual acceptance of the Company and the bank.

The Company's receivables and its service agreements with the Allied Practices collateralize the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company is required to maintain certain consolidated financial ratios and minimum consolidated net worth amounts. The Revolving Credit Facility also prohibits the Company from incurring certain additional indebtedness, limits certain future acquisitions to $2,000,000 per practice and to $75,000,000 in total during the term without lender approval, and restricts capital expenditures and cash dividends. At December 31, 1998 and 1997, the Company was in compliance with all financial covenants of the Revolving Credit Facility.

The Revolving Credit Facility requires payment of interest at variable rates (bank's prime rate plus up to 0.5% or LIBOR plus up to 1.5%) depending upon the Company's Leverage Ratio as defined in the Revolving Credit Facility. In addition, the Company is charged a commitment fee of up to 0.375% of the unused balance.

The outstanding balance under the Revolving Credit Facility as of December 31, 1998 and 1997, were $15,500,000 and $-0-, respectively.

7.  CLASS B COMMON STOCK

Each share of Class B Common Stock will automatically convert into eight shares of Class A Common Stock upon the attainment of certain conversion prices. Twenty percent of the Class B Common Stock shares will convert at each of the following conversion prices: $18.00, $21.60, $25.92, $31.10, and $37.32. The conversion will be effected when the average Class A Common Stock closing price for 20 consecutive trading days exceeds the threshold. Class B Common Stock is also convertible to an equal number of Class A Common Stock shares at any time at the option of the holder. Any Class B Common Stock shares not converted to Class A Common Stock, because the necessary conversion prices were not attained, will automatically convert to one share of Common Stock upon the sixth anniversary of the IPO. Class B Common Stock shares are not transferable, except to a holder's direct relatives or as determined by will or the laws of descent. The holders of Class B Common Stock enjoy the same share-for-share voting rights with holders of the Class A Common Stock, with whom they vote as a single class.

8.  PREFERRED STOCK

The Company is authorized to issue up to 20 million shares of preferred stock. The Board of Directors, from time to time and without any stockholder action or approval, may fix the relative rights and preferences of the preferred shares, including voting powers, dividend rights, liquidation preferences, redemption rights and conversion privileges. No preferred stock was outstanding as of December 31, 1998 and 1997, respectively.

9. TREASURY STOCK

On October 22, 1998 the Company announced that the Board of Directors approved the repurchase of shares of its Common Stock with a cost to the Company of up to $5 million ("Stock Repurchase Plan"). The Company is authorized to purchase shares over a 12 month period on Nasdaq Stock Market's National Market at prices prevailing on that market. The Company uses the cost method to account for treasury stock. As of December 31, 1998, no shares were repurchased under this Stock Repurchase Plan.

During 1998, the Company acquired 170,024 shares of its common stock in transactions with certain Allied Practices, with a market valuation at the date of the transactions of $2,348,000. These transactions included a mutual rescission agreement, which resulted in the Company incurring approximately $32,000 in after tax expenses, and forgiveness of a note receivable, with a value equal to the shares acquired.

10.  STOCK OPTIONS AND WARRANTS

The Company has three stock option plans, the Amended and Restated 1997 Employee Stock Option Plan ("Employee Plan"), the 1997 Non-Employee Director Stock Plan ("Non-Employee Plan") and the 1997 Orthodontist Stock Option Plan ("Orthodontist Plan"). In addition, the Company issued warrants to certain executives in 1997. Options may be granted as incentive or nonqualified stock options. The Company accounts for the Employee Plan and the Non-Employee Plan under APB Opinion No. 25, under which no cost has been recognized.

The Company may grant options to purchase up to 1,500,000 shares of Common Stock under the Employee Plan, 200,000 shares of Common Stock under the Non-Employee Plan and 100,000 shares of Common Stock under the Orthodontist Plan. The options are issued with exercise prices equal to the Company's stock price at the date of grant. Options granted under the Employee Plan vest over one to five years; are exercisable in whole or in installments; and expire ten years from date of grant. Options granted under the Non-Employee Plan vest over one year; are exercisable in whole or in installments; and also expire ten years from date of grant. Options granted under the Orthodontist Plan vest at grant; are exercisable in whole or in installments; and expire five years from the grant date.

In connection with the IPO, the Company issued warrants to purchase 593,622 shares of Common Stock with exercise prices ranging from $0.01 to $14.38. The weighted average fair value of the warrants granted was $4.74. The vesting period for those warrants range from immediate to one year. These warrants expire five years from date of grant and their weighted average exercise price is $11.01 per warrant. Certain of these warrants have incidental registration rights pursuant to which the Company is obligated to use reasonable efforts to register the shares of Common Stock issued upon their exercise if the Company initiates a public offering and files a registration statement in connection therewith, excluding the registration of shares issued pursuant to an employee stock purchase or option plan or an acquisition or proposed acquisition by the Company.

The following summarizes stock option and warrant activity of the plans for the years ended December 31:

                                                         1998                          1997                        1996
                                                 ------------------------      -----------------------      -----------------------
                                                 WTD. AVG                      WTD. AVG     NO. SHARES      WTD. AVG     NO. SHARES
                                                 EXERCISE     NO. SHARES       EXERCISE      UNDER          EXERCISE      UNDER
                                                  PRICE      UNDER OPTION       PRICE        OPTION          PRICE        OPTION
                                                 --------    ------------      --------     ----------      --------     ----------
Options and warrants outstanding,
  beginning of year .........................     $11.72      1,243,332         $   --             --         $   --           --
Granted .....................................      13.10        664,882          11.72      1,243,332             --           --
Exercised ...................................       3.44         70,000             --             --             --           --
Forfeited ...................................      12.24         96,000             --             --             --           --
                                                  ------      ---------         ------      ---------         ------       ------
Options warrants outstanding, end of year ...     $12.55      1,742,154         $11.72      1,243,332         $   --           --
                                                  ======      =========         ======      =========         ======       ======
Options warrants exercisable, end of year ...     $12.50      1,043,514         $11.46        739,732         $   --           --
                                                  ======      =========         ======      =========         ======       ======

The shares under option and warrants at December 31, 1998, were in the following exercise price ranges:

                                      OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                    ------------------------------------------------------       ----------------------------------
                                                               WTD. AVG
                     NO. SHARES          CONTRACTUAL           WTD. AVG           NO. SHARES           WTD. AVG
                    UNDER OPTION         LIFE (YEARS)       EXERCISE PRICE       UNDER OPTION       EXERCISE PRICE
                    ------------        --------------      --------------       --------------     ---------------

$ 8 - 9.99 ........   104,585                    8          $        8.89            36,985         $        8.71
 10 - 11.99 .......    30,108                    8                  11.12            22,618                 11.20
 12 - 13.99 ....... 1,124,213                    7                  12.03           741,563                 12.03
 14 - 15.99 .......   483,248                    8                  14.67           242,348                 14.64
                    ---------                                                     ---------
                    1,742,154                                                     1,043,514
                    =========                                                     =========


In accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), the fair value of option grants is estimated using the Black-Scholes option pricing model for pro forma footnote purposes. The following weighted average assumptions were used for grants:

                                              1998              1997             1996
                                         ---------------    -------------    --------------
Risk-free interest rate..............      4.35-5.73%         5.7-6.5%            0%
Dividend yield.......................          0%                0%               0%
Expected volatility..................         60%               44%               0%
Expected option life (years).........          9                 6                -

As permitted by SFAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense has been recognized for its stock option compensation plans. Had the fair value method of accounting been applied to the Company's stock option plans, the tax-effected impact would be as follow:

                                         1998                                1997                               1996
                           ---------------------------------      --------------------------------    -----------------------------
                             AS REPORTED         PRO FORMA          AS REPORTED      PRO FORMA         AS REPORTED      PRO FORMA
                           ---------------    --------------      --------------   ---------------    --------------- -------------
Net income (loss)........     $7,535,000        $6,548,000         $(736,000)       $(1,558,000)         $    --         $    --

Basic EPS................     $     0.58             $0.50            $(0.18)             (0.39)         $    --              --

Diluted EPS..............     $     0.58             $0.50            $(0.18)             (0.39)         $    --              --


11.  COMMITMENTS AND CONTINGENCIES

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

Future minimum lease payments on operating leases at December 31, 1998 are as follows:

1999                     $  3,034,000
2000                        2,750,000
2001                        2,179,000
2002                        1,501,000
2003                        1,228,000
Thereafter                  3,706,000
                         ------------
                         $ 14,398,000
                         ============

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

12.  INCOME TAXES

The provision for income taxes is comprised of the following:

                               1998                 1997                 1996
                           -----------          -----------          -----------
Current:
  Federal                  $ 5,276,000          $ 1,086,000          $        --
  State                      1,073,000              222,000                   --
                           -----------          -----------          -----------
                             6,349,000            1,308,000                   --
                           -----------          -----------          -----------

Deferred:
  Federal                     (114,000)            (386,000)                  --
  State                       (112,000)             (81,000)                  --
                           -----------          -----------          -----------
                              (226,000)            (467,000)                  --
                           -----------          -----------          -----------

                           $ 6,123,000          $   841,000          $        --
                           ===========          ===========          ===========

A reconciliation of the provision for income taxes to the amount computed at the Federal statutory rate is as follows:

                                                1998         1997         1996
                                              -------      -------      -------
Federal income tax at statutory rate               34%          34%           0%
Effect of disallowed expense ........              --            2           --
Effect of amortization of goodwill ..               4           34           --
Non-deductible warrant expense ......              --          615           --
State taxes, net of Federal benefit .               5           88           --
Other ...............................               2            3           --
                                              -------      -------      -------
                                                   45%         806%           0%
                                              =======      =======      =======

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

                                                   1998                 1997                 1996
                                                -----------          -----------          -----------
Current deferred tax assets:
    Warrant expense ...................         $        --          $   211,000          $        --
    Litigation reserve ................             244,000              244,000                   --
    Patient prepayments ...............             230,000              773,000                   --
    Other .............................             104,000                   --                   --
                                                -----------          -----------          -----------
                                                    578,000            1,228,000                   --
                                                -----------          -----------          -----------

Non-current deferred tax assets:
    Benefit of IRC Section 351 Gain
       on transferred assets ..........           1,889,000            2,510,000                   --
    Start-up costs amortization .......             960,000            1,281,000                   --
    Other .............................              69,000              174,000                   --
                                                -----------          -----------          -----------
  Total non-current deferred tax
    assets ............................           2,918,000            3,965,000                   --
                                                -----------          -----------          -----------

Total deferred tax assets, net ........         $ 3,496,000          $ 5,193,000          $        --
                                                ===========          ===========          ===========

Current deferred tax liabilities:
    Patient receivables ...............         $        --          $(1,672,000)         $        --
                                                -----------          -----------          -----------
Non-current deferred tax liabilities:
    Depreciation ......................            (159,000)                  --                   --
    State Taxes .......................            (184,000)                  --                   --
    Other .............................            (372,000)            (121,000)                  --
                                                -----------          -----------          -----------
                                                   (715,000)            (121,000)                  --
                                                -----------          -----------          -----------

Total deferred tax liabilities ........         $  (715,000)         $(1,793,000)         $        --
                                                ===========          ===========          ===========

As a result of the acquisitions of the Allied Practices, temporary differences were created for the differences between the financial statement carrying amounts and the tax basis of assets acquired. Such temporary differences predominantly relate to property and equipment and related depreciation and were properly recorded.

13.  EARNINGS PER SHARE

The Company adopted SFAS No. 128, Earnings per Share ("SFAS 128") effective December 15, 1997. Basic earnings per share of Common Stock is computed by dividing the net income (loss) for the year by the weighted average number of shares of Common Stock outstanding during the year.

The following table sets forth the computation of basic and diluted earnings per share:

                                                          1998                1997                 1996
                                                      -----------         -----------          -----------
Net income (loss) ...........................         $ 7,535,000         $  (736,000)         $        --
Determination of shares:
  Weighted average number of common stock
     shares outstanding .....................          13,005,664           4,026,313                   --
  Assumed conversion of stock options .......              38,049                  --                   --
                                                      -----------         -----------          -----------
Diluted common stock shares outstanding .....          13,043,713           4,026,313                   --
                                                      ===========         ===========          ===========

Basic and diluted net income (loss) per share         $      0.58         $     (0.18)         $        --
                                                      ===========         ===========          ===========

Securities, including those issuable pursuant to the conversion of Class B Common Stock to Class A Common Stock, which could potentially dilute EPS in the future have not been included in the computation of diluted EPS because of its anti-dilutive effect or its conversion contingencies were not met. As of December 31, potential dilutive shares were the following:

                                                          1998              1997                1996
                                                        ---------         ---------         -----------
Common Stock shares issuable in the future
  Pursuant to options and warrants outstanding            506,251         1,243,332                  --

Common Stock shares issuable in the future for
  Conversion of Class B Common Stock shares ...         1,745,044         1,750,000                  --
                                                        ---------         ---------         -----------

                                                        2,251,295         2,993,332                  --
                                                        =========         =========         ===========

14.  RELATED PARTY TRANSACTIONS

For the year ended December 31, 1998, the Company entered into the following related party transactions:

i) The company had short-term employee advances of $108,000 outstanding as of December 31, 1998.

ii) Referral Commissions for recruiting new Allied Practices of $158,000 and options to purchase 82,042 shares of Common Stock were paid and granted to an Allied Orthodontist who is also a director.

iii) Referral Commissions for recruiting new Allied Practices of approximately $310,000 were paid in cash to certain Allied Orthodontists.

For the year ended December 31, 1997, the Company entered into the following related party transactions:

i) Paid a $300,000 consulting fee to a director, who provided financial and general business services in connection with the IPO pursuant to a consulting agreement. Pursuant to this consulting agreement and in addition to the consulting fee, the Company granted the director a warrant to purchase 150,000 shares of its Common Stock exercisable at $12.00 per share.

     Pursuant to the merger with USOC, a warrant granted to a director by USOC to purchase 168,750 shares of USOC's common stock was converted to a warrant to purchase an equal number of shares of OrthAlliance's Common Stock at an exercise price of $11.16 per share.

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

15.  SUBSEQUENT EVENTS (unaudited)

Subsequent to December 31, 1998, 10 practices affiliated with the Company which included 12 Allied Orthodontists. The Company entered into agreements with these practices to provide management services and to acquire certain operating assets for a total consideration (including acquisition costs) of $9,270,000. This consideration consisted of 93,583 shares of Common Stock with an aggregate value at various acquisition dates of $680,000 and payment of $8,590,000 in cash.

Subsequent to December 31, 1998, pursuant to the Stock Repurchase Plan, the Company repurchased 22,500 of its shares of Common Stock at a total cost of $259,000.

On March 26, 1999, the Company closed an agreement to extend the existing line of credit from $25 million to $55 million.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of OrthAlliance, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of OrthAlliance, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 19, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule identified as "Schedule II - Valuation and Qualifying Accounts" is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data to be set forth therein in relation to the basic financial statements taken as a whole.

                                              /s/ Arthur Andersen LLP

                                              ARTHUR ANDERSEN LLP

Los Angeles, California
February 19, 1999

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

 FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND FOR THE PERIOD FROM INCEPTION
                              TO DECEMBER 31, 1996

                                                                 ADDITIONS
                                                BALANCE AT      CHARGED TO                                    BALANCE AT
                                               BEGINNING OF      COSTS AND                                      END OF
                                                 PERIOD           EXPENSE      WRITE-OFFS       OTHER (A)       PERIOD
                                               ------------     ----------     -----------     ----------     ----------
Year ended December 31, 1998
  Allowance for uncollectible accounts ....     $535,000         $123,000       $     --        $162,000       $820,000

Year ended December 31, 1997
  Allowance for uncollectible accounts ....     $     --         $ 18,000       $     --        $517,000       $535,000

Year ended December 31, 1996
  Allowance for uncollectible accounts ....     $     --         $     --       $     --        $     --       $     --

(A) Amount was recognized at the time that the Allied Practices transferred certain of their assets and liabilities to the Company.

 EXHIBIT                                 DESCRIPTION
 -------                                 -----------
  2.1            Agreement and Plan of Merger between the Company, USOC and POG
                 (incorporated by reference to Exhibit 2.1 of the Company's
                 Registration Statement on Form S-1, Registration No.
                 333-27143, as amended).

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

  4.4            Incidental Registration Rights for certain Allied
                 Orthodontists as set forth in the Form of Purchase and Sale
                 Agreement, the Form of Stock Purchase
                 and Sale Agreement and the Form of
                 Agreement and Plan of Reorganization (incorporated by reference to Exhibit 10.2, 10.3 and 10.5, respectively, of the Company's
                 Annual Report on Form 10-K for the year ended December 31, 1997).

 10.1            Form of Purchase and Sale Agreement between the Company and
                 Allied Practices (incorporated by reference to Exhibit 2.2 of the Company's Registration Statement on Form S-1, Registration
                 No. 333-27143, as amended).

 EXHIBIT                                 DESCRIPTION
 -------                                 -----------

 10.2 Form of Stock Purchase and Sale Agreement between the Company and Stockholders of the initial Allied Practices (incorporated by reference to Exhibit 2.4 of the Company's Registration
                 Statement on Form S-1, Registration No. 333-27143, as amended).

 10.3            Form of Stock Purchase and Sale Agreement between the Company and the Stockholders of the Allied Practices (incorporated by reference to
                 Exhibit 10.4 of the Company's Annual Report on Form 10-K for the fiscal
                 Year ended December 31, 1997).

 10.4 Form of Agreement and Plan of Reorganization between the Company, Allied Practices and the Stockholders of the Allied
                 Practices (incorporated by reference to Exhibit 2.3 of the Company's Registration Statement on Form S-1, Registration No.
                 333-27143, as amended).

 10.5            Form of Service Agreement between the Company and Allied
                 Practices (Fixed Percentage Fee) (incorporated by reference to
                 Exhibit 10.1 of the Company's Registration Statement on Form
                 S-1, Registration No. 333-27143, as amended).

 10.6            Form of Service Agreement between Company and Allied Practices
                 (Variable Percentage Fee) (incorporated by reference to
                 Exhibit 10.2 of the Company's Registration Statement on Form
                 S-1, Registration No. 333-27143, as amended).

 10.7            Form of Consulting and Business Services Agreement between the
                 Company and Allied Practices (Variable Percentage Fee)
                 (incorporated by reference to Exhibit 10.3 of the Company's
                 Registration Statement on Form S-1, Registration No.
                 333-27143, as amended).

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

 10.10 1997 Non-Employee Director Stock Plan (incorporated by reference to Exhibit 10.6 of the Company's Registration
                 Statement on Form S-1, Registration No. 333-27143).

 10.11           Amended and Restated 1997 Employee Stock Option Plan
                 (incorporated by reference to Exhibit 10.7 of the Company's
                 Registration Statement on Form S-1, Registration No.
                 333-27143).

 10.12           1997 Orthodontist Stock Option Plan (incorporated by reference to
                 Exhibit 10.13 of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997).

 EXHIBIT                                 DESCRIPTION
 -------                                 -----------

10.13            Employment Agreement between the Company and Sam Westover
                 (incorporated by reference to Exhibit 10.8 of the Company's
                 Registration Statement on Form S-1, Registration No.
                 333-27143).

10.14            Letter Agreement between the Company and Stephen M. Toon.

10.15 Credit Agreement dated December 30, 1997 between the Company and First Union National Bank (incorporated by reference to
                 Exhibit 10.16 of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997).

10.16            Form of Company Practice Improvement Program Guarantee (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for
                 Fiscal year ended December 31, 1997).

21.1             Subsidiaries of the Registrant.

23.1             Consent of Arthur Andersen LLP.

27.1             Financial Data Schedule.

99.1             Safe Harbor Compliance Statement (incorporated by reference to
                 Exhibit 99.1 of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997).