Form 10-Q
period 1999-03-31
ORTHALLIANCE INC
filed 1999-05-17
CIK 1039139

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

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 000-22975
                                ----------------

                               ORTHALLIANCE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                   95-4632134
   (STATE OR JURISDICTION OF               (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

 21535 HAWTHORNE BOULEVARD, SUITE 200
       TORRANCE, CALIFORNIA                                90503
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (310) 792-1300

                                ----------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Class A Common Stock and Class B Common Stock of the Registrant outstanding at March 31, 1999 was 13,197,961 and 249,292, respectively.



================================================================================

                               ORTHALLIANCE, INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX


                                                                                                                 PAGE
                                                                                                                 ----
PART I            FINANCIAL INFORMATION.......................................................................     3

Item 1            Financial Statements and General Information................................................     3

                  Condensed Consolidated Balance Sheets as of March 31, 1999 (unaudited) and
                                 December 31, 1998............................................................     3

                  Condensed Consolidated Statement of Income for the Three Months Ended
                                 March 31, 1999 (unaudited) and March 31, 1998 (unaudited)....................     4

                  Condensed Consolidated Statement of Cash Flows for the Three Months Ended
                                 March 31, 1999 (unaudited) and March 31, 1998 (unaudited)....................     5

                  Notes to Condensed Consolidated Financial Statements........................................     6


Item 2            Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.......................................................................     7

Item 3            Quantitative and Qualitative Disclosure about Market Risk...................................    11

PART II           OTHER INFORMATION...........................................................................    11

Item 1            Legal Proceedings...........................................................................    11

Item 2            Changes in Securities and Use of Proceeds...................................................    11

Item 3            Defaults Upon Senior Securities.............................................................    11

Item 4            Submission of Matters to a Vote of Security Holders.........................................    11

Item 5            Other Information...........................................................................    12

Item 6            Exhibits and Reports on Form 8-K............................................................    12

                                     PART I

ITEM I.  FINANCIAL STATEMENTS

                               ORTHALLIANCE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                                    AS OF              AS OF
                                                                                  MARCH 31,        DECEMBER 31,
                                                                                    1999               1998
                                                                               -------------      -------------
ASSETS
Current assets:
   Cash and cash equivalents ............................................      $   6,945,000      $   3,226,000
   Patient receivables, net of allowances of $417,000 and $435,000 at
     March 31, 1999 and December 31, 1998, respectively .................          7,751,000          7,765,000
   Unbilled patient receivables, net of
     allowances of $415,000 and $385,000 at March 31, 1999 and
     December 31, 1998, respectively ....................................          3,732,000          3,462,000
   Amounts due from Allied Practices ....................................          8,695,000          9,880,000
   Income taxes receivable ..............................................            171,000          1,102,000
   Current deferred tax assets ..........................................            242,000            578,000
   Other current assets .................................................            343,000            331,000
                                                                               -------------      -------------
    Total current assets ................................................         27,879,000         26,344,000

Property and equipment, net .............................................          5,233,000          4,585,000
Notes receivable ........................................................          3,883,000          3,607,000
Non-current deferred tax assets .........................................          2,595,000          2,918,000
Intangible assets, net ..................................................         60,431,000         50,912,000
Other, net ..............................................................            656,000            214,000
                                                                               -------------      -------------
    Total assets ........................................................      $ 100,677,000      $  88,580,000
                                                                               =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .....................................................      $   1,737,000      $   2,417,000
   Accrued liabilities ..................................................          2,433,000          2,368,000
   Patient prepayments ..................................................          4,810,000          4,777,000
   Notes payables to Allied Practices ...................................                 --          1,760,000
   Amounts due to Allied Practices ......................................          3,089,000          1,787,000
                                                                               -------------      -------------
    Total current liabilities ...........................................         12,069,000         13,109,000
                                                                               -------------      -------------

Line of credit borrowings ...............................................         26,000,000         15,500,000
Non-current deferred tax liabilities ....................................            719,000            715,000
                                                                               -------------      -------------
    Total liabilities ...................................................         38,788,000         29,324,000
                                                                               -------------      -------------

Commitments and Contingencies

Stockholders' equity:
   Class A Common Stock, $.001 par value, 70,000,000
    Shares authorized, 13,197,961 and 13,197,961
    shares issued and outstanding at March 31, 1999
    and December 31, 1998, respectively .................................             13,000             13,000
   Class B Common Stock, $.001 par value, 250,000 shares
    authorized, 249,292 shares issued and outstanding at
    March 31, 1999  and December 31, 1998,  respectively ................                 --                 --
Additional paid-in capital ..............................................         65,187,000         65,188,000
Accumulated deficit .....................................................         (1,992,000)        (3,597,000)
Treasury stock, at cost, 98,940 shares at March 31, 1999 and
    170,024 shares at December 31, 1998, respectively ...................         (1,319,000)        (2,348,000)
                                                                               -------------      -------------
    Total stockholders' equity ..........................................         61,889,000         59,256,000
                                                                               -------------      -------------
    Total liabilities and stockholders' equity ..........................      $ 100,677,000      $  88,580,000
                                                                               =============      =============


                   The accompanying notes are an integral part
                 of these condensed consolidated balance sheets.

                               ORTHALLIANCE, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                           THREE MONTHS ENDED           THREE MONTHS ENDED
                                             MARCH 31, 1999              MARCH 31, 1998
                                           ------------------           ------------------
Net revenues ..................               $ 21,302,000                $ 14,650,000
                                              ------------                ------------
Direct expenses:
Salaries and benefits .........                  6,755,000                   4,495,000
Orthodontic and dental supplies                  2,029,000                   1,334,000
Rent ..........................                  1,734,000                   1,312,000
                                              ------------                ------------
                                                10,518,000                   7,141,000

General and administrative ....                  5,834,000                   4,228,000
Depreciation and amortization .                    822,000                     486,000
                                              ------------                ------------
Total expenses ................                 17,174,000                  11,855,000
                                              ------------                ------------

Net operating income ..........                  4,128,000                   2,795,000

Interest expense ..............                   (394,000)                     (7,000)
Interest income ...............                     87,000                     104,000
                                              ------------                ------------

Income before income taxes ....                  3,821,000                   2,892,000

Provision for income taxes ....                  1,687,000                   1,271,000
                                              ------------                ------------
Net income ....................               $  2,134,000                $  1,621,000
                                              ============                ============

Basic and diluted net
income per share ..............               $       0.16                $       0.13
                                              ============                ============
Number of shares used in
  calculating basic net
  income per share ............                 13,273,002                  12,472,525
                                              ============                ============
Number of shares used in
  calculating diluted net
  income per share ............                 13,279,964                  12,482,450
                                              ============                ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               ORTHALLIANCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                  THREE MONTHS ENDED          THREE MONTHS ENDED
                                                                     MARCH 31, 1999             MARCH 31, 1998
                                                                  ------------------          ------------------
Cash flows from operating activities:
Net income ............................................               $  2,134,000                $  1,621,000
Adjustments to reconcile net income to net cash
    provided by operating activities:
 Depreciation and amortization ........................                    822,000                     486,000
 Deferred tax expense .................................                    479,000                          --
Changes in assets and liabilities, excluding effects of
     acquisitions:
 Decrease in patient receivables ......................                    368,000                      95,000
 Decrease (increase) in due from Allied Practices .....                  1,185,000                  (1,553,000)
 Increase in other current assets .....................                    (12,000)                   (231,000)
 Decrease in taxes receivable .........................                    931,000                          --
 Increase in other, net ...............................                     19,000                          --
 Increase (decrease) in accounts payable
     and accrued liabilities ..........................                    247,000                    (321,000)
 Increase in due to Allied Practices ..................                  1,302,000                     786,000
 (Decrease) increase in patient prepayments ...........                   (130,000)                    203,000
 Decrease in income taxes payable .....................                         --                    (766,000)
                                                                      ------------                ------------
Net cash provided by operating activities .............                  7,345,000                     320,000
                                                                      ------------                ------------

Cash flows from investing activities:
 Payment for new practice affiliations ................                (10,095,000)                 (8,868,000)
 Increase in notes receivable .........................                   (499,000)                   (417,000)
 Principal payments on notes receivables ..............                    223,000                      73,000
 Capital expenditures .................................                   (400,000)                   (293,000)
                                                                      ------------                ------------
 Net cash used in investing activities ................                (10,771,000)                 (9,505,000)
                                                                      ------------                ------------

Cash flows from financing activities:
 Reduction in bank overdraft ..........................                   (862,000)                   (648,000)
 Treasury shares purchased ............................                   (260,000)                         --
 Increase in line of credit borrowings ................                 11,000,000                   2,000,000
 Line of credit refinancing fees ......................                   (473,000)                         --
 Repayment of debt ....................................                 (2,260,000)                   (907,000)
                                                                      ------------                ------------
 Net cash provided by financing activities ............                  7,145,000                     445,000
                                                                      ------------                ------------
 Net decrease in cash and cash equivalents ............                  3,719,000                  (8,740,000)

Cash and cash equivalents at beginning of period ......                  3,226,000                  12,647,000
                                                                      ------------                ------------

Cash and cash equivalents at end of period ............               $  6,945,000                $  3,907,000
                                                                      ============                ============

Supplemental cash flow information:
 Interest paid ........................................               $    436,000                $      7,000
 Income taxes paid ....................................                    756,000                   2,037,000
 Non-cash investing and financing activities

Acquisition of intangible assets:
  Fair value of assets acquired .......................               $ 10,854,000                $ 19,695,000
  Less: Issuance of common stock ......................                   (759,000)                (10,047,000)
  Less: Cash paid .....................................                (10,095,000)                 (8,868,000)
                                                                      ------------                ------------
  Notes payable and liabilities assumed ...............               $         --                $    780,000
                                                                      ============                ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ORTHALLIANCE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.  BUSINESS AND ORGANIZATION

     Organization

     OrthAlliance, Inc. ("OrthAlliance" or the "Company"), a Delaware corporation, was founded in October, 1996 to provide practice management and consulting services (collectively "management services") to orthodontic practices in the United States. Effective prior to the closing of the initial public offering (the "Offering" or "IPO"), Premier Orthodontic Group, Inc. ("Premier") and US Orthodontic Care, Inc. ("USOC") merged with and into OrthAlliance. In the merger, the outstanding common stock of USOC and Premier converted into shares of Class A Common Stock ("Common Stock") and shares of Class B Common Stock ("Class B Common Stock"). On August 26, 1997, OrthAlliance acquired (the "Acquisitions") simultaneously with the closing of the IPO of its Class A Common Stock certain operating assets of or the stock of entities holding certain tangible and intangible assets and assumed certain liabilities of 55 orthodontic practices (collectively, the "Founding Practices") in exchange for shares of Common Stock and cash. The Acquisitions have been accounted for in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 48.

    OrthAlliance has two wholly-owned subsidiaries, PedoAlliance, Inc. ("PedoAlliance") and OrthAlliance Finance, Inc. ("OA Finance"). PedoAlliance was formed in December 1997 to provide practice management or consulting services to pediatric dental practices. Unless otherwise indicated, certain references herein to "Orthodontists" also include Allied Dentists. The Founding Practices and any practice that affiliated with OrthAlliance or PedoAlliance subsequent to the Company's IPO, shall be referred to collectively as "Allied Practices." OA Finance was formed in October 1997 to offer financing alternatives to the patients of the Allied Practices. OrthAlliance, PedoAlliance and OA Finance are sometimes collectively referred to as the "Company."

     Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosure herein are adequate to make the information not misleading. The financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim period ended March 31, 1999.

     Operating results for interim periods are not necessarily indicative of the results for full years. These condensed consolidated financial statements should be read in conjunction with the Financial Statements of OrthAlliance and related notes thereto, and management's discussion and analysis related thereto, all of which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, No. 000-22975 (the "Annual Report").

     In the opinion of Company management, the accompanying consolidated financial statements include the accounts of the Company and all adjustments necessary to present fairly the Company's financial position at March 31, 1999 and December 31, 1998, and its results of operations and cash flows for the three months ended March 31, 1999 and March 31, 1998.

     The Company currently does not consolidate the operations of the Allied Practices that it manages because the Company's arrangement with its Allied Practices do not meet the requirements for consolidation as set forth in EITF 97-2.

    Prior year reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.


2.  NEW ORTHODONTIST AFFILIATIONS

     From January 1, 1999 to March 31, 1999, the Company entered into agreements with 11 Allied Practices which included six orthodontists and seven pediatric dentists to provide management services and acquire certain operating assets for a total consideration (including acquisition costs) of $10.9 million. This consideration consisted of 93,584 shares of Common Stock with an aggregated value at various acquisition costs of $0.8 million and a cash payment of $10.1 million. These Allied Practices operate 23 locations and generated patient revenue of approximately $10.0 million during a 12-month period prior to the date of affiliation. Prior patient revenue is not necessarily indicative of the level of revenue these practices may be expected to generate in the future.

3.  SUBSEQUENT EVENTS

     New Orthodontic Affiliations

     Subsequent to March 31, 1999, three practices affiliated with the Company, which included one orthodontist and three pediatric dentists. The Company entered into agreements with these practices to provide management services and to acquire certain operating assets for a total consideration (including acquisition costs) of $2.2 million, paid in cash. The Allied Practices that affiliated with the Company since March 31, 1999 operate four locations and generated historical patient revenue over the prior 12 months of approximately $2.0 million. Prior patient revenue is not necessarily indicative of the level of revenue that these practices may be expected to generate in the future.

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

General

     The Company began providing practice management services to Allied Practices in the United States on August 26, 1997. The initial 55 Allied Practices included 82 Allied Orthodontists operating 147 offices in 16 states. By the end of 1997, the Company had affiliated with 11 new practices, including 17 additional practitioners operating out of 31 new locations. In 1998, the Company affiliated with 36 new practices, including 45 additional orthodontists and pediatric dentists operating out of 70 locations. In the first quarter of 1999, the Company affiliated with 11 new practices, including 13 additional orthodontists and pediatric dentists operating out of 23 locations. The Company anticipates that future growth will come from new affiliations, satellite expansion of Allied Practices, the development of new orthodontic practices and through improved operating efficiencies.

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

         (ii) a designated percentage ranging from 13.5% to 20% of Adjusted Patient Revenue with a potential annual adjustment of 25% of the increase in operating margin (as defined in subparagraph (i) above) in a calendar year as compared to the preceding calendar year multiplied by the Adjusted Patient Revenue for the current calendar year. The supplemental fee for improvement in operating margin, if applicable, is paid in a lump sum payment upon final determination of the Allied Practice's operating margin for the calendar year. The average designated percentage is 16.7% for the Allied Practices subject to this fee structure. In some cases, the Allied Orthodontist must guarantee a minimum level of management fees to be paid by the Allied Practice for a portion of the agreement ranging from one to 25 years.

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

                                                             THREE MONTHS          THREE MONTHS
                                                                 ENDED                  ENDED
                                                            MARCH 31, 1999          MARCH 31, 1998
                                                            --------------          --------------
               Net Revenue .......................               100.0%                100.0%
               Direct Expenses:
                   Salaries & Benefits ...........                31.7                  30.7
                   Orthodontic and dental supplies                 9.5                   9.1
                   Rent ..........................                 8.1                   9.0
                   General and administrative ....                27.4                  28.9
                   Depreciation and amortization .                 3.9                   3.3
                                                                 -----                 -----
                   Total operating expenses ......                80.6                  81.0
                                                                 -----                 -----

               Net operating income ..............                19.4                  19.0
               Interest (expense) income, net ....                (1.5)                  0.6
                                                                 -----                 -----

               Income before income taxes ........                17.9                  19.6
               Provision for income taxes ........                 7.9                   8.7
                                                                 -----                 -----

               Net income ........................                10.0%                 10.9%
                                                                 =====                 =====

     Net Revenue. Net revenue for the three-month period ended March 31, 1999 was $21.3 million, an increase of 45.4% over the same period in 1998. This was attributable to the new affiliations of Allied Practices and an increase in internal growth of the existing

Allied Practices. Net Revenue reported by the Company generally includes the Company's management fee plus reimbursed operating expenses of the Allied Practices.

     Operating Expenses. Total operating expenses, as a percentage of net revenue, remained at a consistent percentage of net revenue. The operating expense categories are consistent with management's expectations.

     Depreciation and Amortization. Depreciation and amortization expense increased approximately $336,000 or 69.1% for the three months ended March 31, 1999 as compared to the same period in 1998. This increase was attributable to the increase in intangible assets associated with the affiliations of Allied Practices. Intangible assets, net, increased $9.5 million from $50.9 million to $60.4 million from December 31, 1998 to March 31, 1999. Depreciation and amortization expense primarily relates to the depreciation of capital assets and the amortization of excess cost over the fair value of net assets acquired and certain other intangibles. The Company's policy is to amortize goodwill over the expected period to be benefited, not to exceed the term of the Management Agreements or other related agreements. For the three months ended March 31, 1999 and 1998, depreciation and amortization were $822,000 and $486,000, respectively.

     Interest Expense. For the three months ended March 31, 1999 and 1998, interest expense was $394,000 and $7,000, respectively. This increase is due to a greater average outstanding principal balance on the Company's revolving line of credit, for the three months ending March 31, 1999 compared to the three months ending March 31, 1998. The outstanding balance of this line of credit was $26.0 million and $15.5 million at March 31, 1999 and December 31, 1998, respectively. See further discussion in the Liquidity and Capital Resources section below.

     Provision for Income Taxes. For the three months ended March 31, 1999 and 1998, the provision for income taxes was $1.7 million and $1.3 million, respectively. The Company's effective income tax rates for the three months ended March 31, 1999 and 1998, were higher than the statutory tax rate due to the non-deductibility of the amortization of certain intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999 and December 31, 1998, the Company had a working capital balance of approximately $15.8 million and $13.2 million, respectively. The Company anticipates the primary uses of capital will include additional affiliations with orthodontic and pediatric dental practices, certain costs related to the development of satellite offices, and funding the working capital needs of the Company and Allied Practices.

     On December 30, 1997, the Company entered into a credit agreement with First Union National Bank to provide a $25 million revolving line of credit. Management expanded the credit facility on March 26, 1999 from $25 million to $55 million. The agreement terminates on March 26, 2002. The interest on borrowings accrues at either the bank's prime rate or LIBOR, plus a margin. Amounts borrowed are secured by security interests in the Company's assets, which include accounts receivable, Management Agreements and the capital stock of the Company's wholly-owned subsidiaries. As of March 31, 1999 and December 31, 1998, the outstanding balance under this credit facility was $26.0 million and $15.5 million, respectively. As of March 31, 1999, the Company was in compliance with all applicable covenants.

     The working capital requirements and capital resources needed to continue acquisition and development efforts will be funded through a combination of cash flows provided by ongoing operations and from the Company's revolving line of credit. Management believes that these sources of capital will be sufficient to meet the Company's funding requirements for the next twelve months. The Company may choose to issue debt or equity to meet its future long-term capital needs as management deems appropriate.

     The Management Agreements provide for short-term advances by the Company to the Allied Practices for working capital requirements and other purposes on terms to be mutually agreed upon. These items are advanced and repaid in a revolving manner. Generally, advances are repaid when Allied Practices deposit patient revenue into their depository accounts. Advances occur when the Allied Practice operating expenses paid exceeded patient revenue earned.

STOCK REPURCHASE PLAN

On October 22, 1998 the Company announced that the Board of Directors approved the repurchase of shares of its Common Stock up to $5 million. The Company is authorized to purchase shares over a 12-month period on Nasdaq Stock Market's National Market at prices prevailing on that market. As of March 31, 1999, the Company repurchased 22,500 shares under this Stock Repurchase Plan.

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

     The Company has requested Year 2000 compliance certificates from its material third parties. The Company received compliance certificates from approximately 60% of such requests. The Company will verify the status of the remaining material third parties through follow-up requests. The Company is uncertain whether the risks of non-Year 2000 compliance by material third parties will materially affect the Company's operations or financial position. The Company has determined it is not substantially reliant on any one vendor and expects to use alternate resources in order to continue daily operations. There can be no assurance that material third parties will not suffer a Year 2000 business disruption which could have an adverse effect on the Company's results of operations or financial position.

     The corporate office does not have any "Non-IT" systems that might be affected by the Year 2000 issue. As an example, the Company does not own any automated machinery, elevators, telephone switches, or other equipment that might contain micro-controllers. Therefore, the Company does not believe that it is at risk from any failure associated with these kinds of devices.

     Because the Company started operations in August 1997, most of the corporate office systems were already Year 2000 compliant. Accordingly, any costs associated with Year 2000 upgrades, including fiscal year 1998 and year-to-date as of May 14, 1999 have not been significant. Additionally, the Company does not expect to incur any significant costs in the future.

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

     The Company has advised the Allied Practices to request Year 2000 compliance certificates from their key material third parties. The Company is uncertain whether the risks of non-Year 2000 compliance by third parties of the Allied Practices will materially affect the Company's operations or financial position. The Company has determined that the Allied Practices are not substantially reliant on any individual third party and expects them to use alternate resources if necessary to continue daily operations.

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

NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income." This statement establishes disclosure requirements related to the reporting of comprehensive income and its components. The Company did not have any comprehensive income for the year ended December 31, 1998 and for the three months ended March 31, 1999.

     Effective January 1, 1998, the Company implemented SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This standard established disclosure requirements related to the reporting of the Company's operating segments. As of March 31, 1999, the Company does not have any reportable segments.

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

     Effective January 1, 1999, the Company implemented SOP 98-5 "Reporting on Costs of Start-up Activities." The SOP requires net costs of start-up activities, including organizational costs, to be expenses as incurred. In addition, the SOP requires that previously capitalized start-up costs be expenses upon the effective date. The Company does not have any start-up costs capitalized as of March 31, 1999.

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

     (c)  None

     (d)  None

ITEM 5. OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1 Credit Agreement dated as of March 26, 1999 among OrthAlliance, Inc., First Union National Bank, U.S. National Association Union National Bank N.A., and First Union National Bank, as agent for lenders.

          27.1     Financial Data Schedule.


     (b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      ORTHALLIANCE, INC.
                                      (Registrant)

Date:  May 14, 1999                   By: /s/ Sam Westover
                                          -------------------------------------
                                          Sam Westover,
                                          President, Chief Executive Officer
                                          and Chief Financial Officer