Form 10-Q
period 1999-06-30
ORTHALLIANCE INC
filed 1999-08-13
CIK 1039139

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                      21535 HAWTHORNE BOULEVARD, SUITE 200
                           TORRANCE, CALIFORNIA 90503
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                 (310) 792-1300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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


                                                      Issued and
                   Class                    Outstanding at August 13, 1999
                   -----                    ------------------------------
   Class A Common Stock, $.001 par value                13,197,961
   Class B Common Stock, $.001 par value                   249,292


================================================================================

                               ORTHALLIANCE, INC.

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999

                                      INDEX

                                                                                                                            PAGE
                                                                                                                           NUMBER
                                                                                                                           ------

PART I.         FINANCIAL INFORMATION .......................................................................................3

Item 1.         Financial Statements.........................................................................................3

                Condensed Consolidated Balance Sheets as of June 30, 1999 (unaudited) and December 31, 1998..................3

                Unaudited Condensed Consolidated Statements of Income for the Three Month and
                Six Month Periods Ended June 30, 1999 and June 30, 1998......................................................4

                Unaudited Condensed Consolidated Statements of Cash Flows for the Six Month Periods
                Ended June 30, 1999 and June 30, 1998........................................................................5

                Notes to Unaudited Condensed Consolidated Financial Statements...............................................6

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations........................8

Item 3.         Quantitative and Qualitative Disclosures about Market Risk..................................................14

PART II.        OTHER INFORMATION...........................................................................................15

Item 1.         Legal Proceedings...........................................................................................15

Item 2.         Changes in Securities and Use of Proceeds...................................................................15

Item 3.         Defaults Upon Senior Securities.............................................................................15

Item 4.         Submission of Matters to a Vote of Security Holders.........................................................15

Item 5.         Other Information...........................................................................................16

Item 6.         Exhibits and Reports on Form 8-K............................................................................16

                Signatures..................................................................................................17

                Exhibit Index...............................................................................................18

                         PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                       ORTHALLIANCE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      JUNE 30,         DECEMBER 31,
                                                                        1999               1998
                                                                   --------------   -----------------
                                                                    (UNAUDITED)
                                               ASSETS
 Current assets:
     Cash and cash equivalents................................    $       7,703       $     3,226
     Patient receivables, net of allowances of $492 and $435 at
       June 30, 1999 and December 31, 1998, respectively......            9,122             7,765
     Unbilled patient receivables, net of
       allowances of $416 and $385 at June 30, 1999 and
       December 31, 1998, respectively........................            3,743             3,462
     Amounts due from Allied Practices........................            9,977             9,880
     Income taxes receivable..................................               --             1,102
     Current deferred tax assets..............................              221               578
     Other current assets.....................................              329               331
                                                                  -------------       -----------
      Total current assets....................................           31,095            26,344

  Property and equipment, net.................................            6,286             4,585
  Notes receivable............................................            4,041             3,607
  Non-current deferred tax assets.............................            2,383             2,918
  Intangible assets, net......................................           68,866            50,912
  Other, net..................................................              607               214
                                                                  -------------       -----------
      Total assets............................................    $     113,278       $    88,580
                                                                  =============       ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
     Accounts payable.........................................    $       2,053       $     2,417
     Accrued liabilities......................................            2,574             2,368
     Patient prepayments......................................            4,893             4,777
     Practice affiliation payable.............................            4,737             1,760
     Income taxes payable.....................................              229                --
     Amounts due to Allied Practices..........................            2,372             1,787
                                                                  -------------       -----------
      Total current liabilities...............................           16,858            13,109
                                                                  -------------       -----------

  Line of credit borrowings...................................           31,500            15,500
  Non-current deferred tax liabilities........................              674               715
                                                                  -------------       -----------
      Total liabilities.......................................           49,032            29,324
                                                                  -------------       -----------

  Commitments and Contingencies

  Stockholders' equity:
     Class A Common Stock, $.001 par value, 70,000,000 shares
       authorized, 13,197,961 shares issued and outstanding                  13                13
       at June 30, 1999 and December 31, 1998.................
    Class B Common Stock, $.001 par value, 250,000 shares
       authorized, 249,292 shares issued and outstanding at
       June 30, 1999  and December 31, 1998,  respectively....               --                --
  Additional paid-in capital..................................           65,188            65,188
  Accumulated earnings (deficit)..............................              364            (3,597)
  Treasury stock, at cost, 98,940 shares at June 30, 1999 and
     170,024 shares at December 31, 1998, respectively.......            (1,319)           (2,348)
                                                                 -------------        -----------
      Total stockholders' equity..............................           64,246            59,256
                                                                  -------------       -----------
      Total liabilities and stockholders' equity..............    $     113,278       $    88,580
                                                                  =============       ===========


                   The accompanying notes are an integral part
                 of these condensed consolidated balance sheets.

                       ORTHALLIANCE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             THREE MONTHS                             SIX MONTHS
                                                            ENDED JUNE 30,                          ENDED JUNE 30,
                                                  ---------------------------------       ---------------------------------
                                                        1999               1998                 1999               1998
                                                  --------------      -------------       -------------       -------------

Net revenues................................      $       23,860      $      18,712       $      45,162       $      33,362
                                                  --------------      -------------       -------------       -------------

Costs and expenses:
Salaries and benefits.......................               7,111              5,855               13,867              10,350
Orthodontic and dental supplies.............               2,241              1,850                4,270               3,183
Rent........................................               2,036              1,647                3,770               2,959
                                                  --------------      -------------       --------------      --------------
     Total direct expenses                                11,388              9,352               21,907              16,492

General and administrative..................               6,747              5,518               12,579               9,745
Depreciation and amortization ..............                 988                588                1,810               1,074
                                                  --------------      -------------       --------------      --------------
     Total expenses.........................              19,123             15,458               36,296              27,311
                                                  --------------      -------------       --------------      --------------

Net operating income........................               4,737              3,254                8,866               6,051

Interest expense............................                (489)               (87)                (883)                (94)
Interest income.............................                 105                 92                  192                 196
                                                  --------------      -------------       --------------      --------------
Income before income taxes..................               4,353              3,259                8,175               6,153

Provision for income taxes..................               1,997              1,400                3,685               2,670
                                                  --------------      -------------       --------------      --------------
Net income..................................      $        2,356      $       1,859       $        4,490      $        3,483
                                                  ==============      =============       ==============      ==============

Net income per share- basic and diluted.....      $         0.18      $        0.14       $        0.34       $         0.27
                                                  ===============     ==============      ==============      ==============
Weighted average number of
     common shares outstanding:
  Basic.....................................          13,348,313         13,037,235           13,310,886          12,756,440
                                                  ==============      =============       ==============      ==============

  Diluted...................................          13,348,750         13,191,143           13,332,461          12,841,330
                                                  ==============      =============       ==============      ==============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       ORTHALLIANCE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                             SIX MONTHS
                                                                                            ENDED JUNE 30,
                                                                                         --------------------
                                                                                           1999        1998
                                                                                         --------     --------


 Cash flows from operating activities:
 Net income ...........................................................................  $  4,490     $  3,483
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization .......................................................      1,810        1,074
 Deferred tax expense ................................................................        479         --
 Changes in assets and liabilities, excluding effects of
  acquisitions:
   Increase in patient receivables, net ..............................................       (272)        (324)
   Increase in due from Allied Practices .............................................        (97)      (1,945)
   Decrease (increase) in other current assets .......................................         27         (166)
   Decrease in taxes receivable ......................................................      1,331          --
   (Increase) decrease in other, net .................................................        (11)          19
   Increase (decrease) in accounts payable
     and accrued liabilities .........................................................        259         (281)
   Increase in amounts due to Allied Practices .......................................        585        1,023
   (Decrease) increase in patient prepayments ........................................       (104)         428
   Decrease in income taxes payable ..................................................       --           (509)
                                                                                         --------     --------
 Net cash provided by operating activities ............................................      8,497       2,802
                                                                                          --------    --------
 Cash flows from investing activities:
    Payment for new practice affiliations .............................................    (16,001)    (15,578)
    Increase in notes receivable ......................................................       (986)     (1,120)
    Principal payments on notes receivables ...........................................        527         197
    Capital expenditures ..............................................................       (650)       (405)
                                                                                          --------    --------
 Net cash used in investing activities ................................................    (17,110)    (16,906)
                                                                                          --------    --------

 Cash flows from financing activities:
    Reduction in bank overdraft .......................................................       (417)       (529)
    Proceeds from exercise of stock options ...........................................       --           255
    Treasury shares purchased .........................................................       (260)       --
    Increase in line of credit borrowings .............................................     16,500       8,000
    Line of credit refinancing fees ...................................................       (473)       --
    Repayment of debt .................................................................     (2,260)       (907)
                                                                                          --------    --------
    Net cash provided by financing activities .........................................     13,090       6,819
                                                                                          --------    --------
 Net increase (decrease) in cash and cash equivalents .................................      4,477      (7,285)

 Cash and cash equivalents at beginning of period .....................................      3,226     12,647
                                                                                          --------    --------

 Cash and cash equivalents at end of period ...........................................   $  7,703    $  5,362
                                                                                          ========    ========

 Supplemental cash flow information:
 Cash paid during the period for:
    Interest ..........................................................................   $    940    $     48
    Income taxes ......................................................................      2,354       3,179

 Non-cash investing and financing activities:
 Acquisition of intangible assets:
    Fair value of assets acquired .....................................................   $ 21,462    $ 34,033
    Less: Issuance of common stock ....................................................       (760)    (17,675)
    Less: Practice affiliation payable ................................................     (4,737)       --
    Less: Cash paid ...................................................................    (15,965)    (15,578)
                                                                                          --------    --------
    Notes payable and liabilities assumed .............................................   $   --      $    780
                                                                                          ========    ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ORTHALLIANCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AMOUNTS AND DISCLOSURES AS OF JUNE 30, 1999 AND 1998 AND FOR EACH OF THE PERIODS THEN ENDED ARE UNAUDITED

NOTE 1.  BUSINESS AND ORGANIZATION

     OrthAlliance, Inc. ("OrthAlliance" or the "Company"), a Delaware corporation, was founded in October 1996 to provide practice management and consulting services (collectively "management services") to orthodontic and pediatric dental practices in the United States. Effective prior to the closing of the initial public offering of shares of OrthAlliance's Class A Common Stock (the "Offering" or "IPO"), Premier Orthodontic Group, Inc. ("Premier") and US Orthodontic Care, Inc. ("USOC") merged with and into OrthAlliance. In the merger, the outstanding common stock of USOC and Premier converted into shares of Class A Common Stock ("Common Stock") and shares of Class B Common Stock ("Class B Common Stock"). On August 26, 1997, OrthAlliance acquired (the "Acquisitions") simultaneously with the closing of the IPO certain operating assets of or the stock of entities holding certain tangible and intangible assets and assumed certain liabilities of 55 orthodontic practices in exchange for shares of Common Stock and cash. The Acquisitions have been accounted for in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 48.

     OrthAlliance has five wholly-owned subsidiaries including PedoAlliance, Inc, and OrthAlliance Finance, Inc. formed in December 1997; PedoAlliance Properties Inc., OrthAlliance Properties, Inc., and OrthAlliance Services Inc, formed in April 1999. The subsidiaries have been formed to provide practice management, patient financing and consulting and other services to OrthAlliance's allied practices (the "Allied Practices") and their patients. OrthAlliance, Inc. and its subsidiaries are collectively referred to as "OrthAlliance" or the "Company".

NOTE 2.  BASIS OF PRESENTATION

     The accompanying interim condensed consolidated financial statements of OrthAlliance are unaudited and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim period in accordance with Securities and Exchange Commission instructions for Form 10-Q. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated statements of income for the current interim period are not necessarily indicative of results to be expected for the current year or any other period.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and other Company filings with the Securities and Exchange Commission.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Consolidation

     The Company does not consolidate the operations of the Allied Practices which it manages as the Company's arrangements with its Allied Practices does not meet the requirements for consolidation as set forth in EITF 97-2.

Reclassifications

     Certain reclassifications have been made to the prior year's financial statements to conform to classifications used in the current period.

                       ORTHALLIANCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AMOUNTS AND DISCLOSURES AS OF JUNE 30, 1999 AND 1998 AND FOR EACH OF THE PERIODS THEN ENDED ARE UNAUDITED



NOTE 3.  NEW AFFILIATIONS

    During the six months ended June 30, 1999 the Company entered into practice affiliation agreements with 23 practitioners, including eleven orthodontists and twelve pediatric dentists to provide management services and acquire certain operating assets for a total consideration (including acquisition costs) of $21.5 million. This consideration consisted of 93,584 shares of Common Stock with an aggregated value at various acquisition dates of $0.8 million and cash obligations of $20.7 million. These Allied Practices operate 44 locations and generated patient revenue of approximately $20.3 million during the 12-month period prior to the date of affiliation. Prior patient revenue is not necessarily indicative of the level of revenue these practices may be expected to generate in the future.

NOTE 4.  PRACTICE AFFILIATION PAYABLE

    As of June 30, 1999 and December 31, 1998, practice affiliation payables approximated $4.7 million and $1.8 million related to the acquisition of management agreements executed prior to June 30, 1999 and December 31, 1998, respectively. The amounts are unsecured and do not bear interest. These amounts were paid by the Company in full in July 1999 and January 1999, respectively.

NOTE 5.  BANK LINE OF CREDIT

    On December 30, 1997, the Company entered into a $25 million Revolving Credit Facility with First Union N.A. which expires in December 2000, with interest on borrowings at variable rates including the bank's prime lending rate plus up to 0.5% or LIBOR plus up to 1.5% as determined by certain factors defined in the Revolving Credit Agreement. Amounts borrowed are secured by the Company's assets including accounts receivable, management and service agreements and the capital stock of the Company's wholly owned subsidiaries.

    Effective March 26, 1999, the Company executed an amended Revolving Credit Facility for borrowings of up to $55 million with First Union National Bank, US National Bank Association, and Union Bank of California N.A. (due March 2002) under substantially the same terms and conditions as the previous Revolving Credit Facility which was repaid in full at the closing. As of June 30, 1999 and December 31, 1998, the outstanding borrowings under the Revolving Credit Facilities were $31.5 million and $15.5 million, respectively. As of June 30, 1999 the Company was in compliance with the terms and covenants of the Revolving Credit Facility.

NOTE 6.  SUBSEQUENT EVENTS

New Orthodontic Affiliations

    The Company entered into agreements with two practices affiliated with the Company during July 1999 to provide management services and to acquire certain operating assets for a total consideration (including acquisition costs) of $1.2 million, paid in cash. These Allied Practices operate two locations and generated historical patient revenue over the prior 12 months of approximately $1.2 million. Prior patient revenue is not necessarily indicative of the level of revenue that these practices may be expected to generate in the future.

Registration Statement

    On July 30, 1999, the Company filed a registration statement on Form S-4 under the Securities Act of 1933 to register the offering of common stock, convertible subordinated notes, debt securities, preferred stock and warrants with an aggregated offering price of up to $65 million. This registration statement became effective on August 6, 1999 and these underlying securities may be issued in future practice affiliation transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

     The information contained in this Form 10-Q is intended to update the information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission ("SEC").

     This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and such forward-looking statements are subject to the safe harbors created thereby. For this purpose, any statements contained in this Form 10-Q except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

     The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, as well as on certain assumptions that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among other things, risks associated with Allied Practice affiliations, availability of capital or that the Company will remain in compliance with its credit facilities, fluctuations in operating results because of affiliations and variations in stock price, continued compliance with the listing requirements for the Nasdaq national market listing, changes in government regulations, competitive conditions, risks of operations and growth of existing and newly affiliated practices, and other risks.

     Additional factors that may affect future operating results are discussed in more detail in the Exhibit 99.1 of the Company's Annual Report on Form 10-K. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, the business and operations of the Company are subject to risks that increase the uncertainty inherent in the forward-looking statements, and the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. In addition, risks uncertainties and assumptions change as events or circumstances change. The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC or otherwise to revise or update any oral or written forward-looking statement that may be made from time to time by or on behalf of the Company.

     The information contained in this Form 10-Q is not a complete description of the Company's business or the risks associated with an investment in the Company. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and in the Company's other filings with the SEC, that attempt to advise interested parties of certain risks, uncertainties and other factors that may affect the Company's business.

General

    The Company began providing practice management services to Allied Practices in the United States on August 26, 1997. The initial 55 Allied Practices included 82 practitioners operating 147 offices in 16 states. By the end of 1997, the Company had affiliated with 11 new practices, including 17 additional practitioners operating out of 31 new locations. In 1998, the Company affiliated with 36 new practices, including 45 additional orthodontists and pediatric dentists operating out of 70 locations. During the six month period ended June 30, 1999, the Company affiliated with 21 new practices, including 23 practitioners operating out of 44 locations. The Company anticipates that future growth will come from new affiliations, satellite expansion of Allied Practices, the development of new orthodontic practices and through improved operating efficiencies.

    The Company earns revenue by providing services pursuant to long-term service agreements or consulting agreements (collectively, "Management Agreements") with Allied Practices. The Company provides management or consulting services to each Allied Practice and assumes substantially all operating expenses except for compensation to the allied orthodontists and pediatric dentists ("Allied Orthodontists") and other employees that the Company cannot employ according to applicable state laws. In exchange for assuming these expenses and providing services, the Company records revenues in amounts equal to the assumed expenses plus a service fee or consulting fee, as described below. In general, the Management Agreements provide for the recognition of fees to the Company based on a negotiated percentage of the "Adjusted Patient Revenue" of Allied Practices. The timing of the payment of such service fees is based upon cash collected. Adjusted Patient Revenue is net patient revenue, as determined under generally accepted accounting principles, including adjustments for contractual allowances and other discounts, plus an adjustment for uncollectible accounts. Patient revenue is recognized as services are performed. For orthodontic services, approximately 20% of the orthodontic contract revenues are recognized at the time of initial treatment. The balance of the contract revenue is realized evenly over the remaining treatment period. The 20% estimated revenue at the initial treatment date is based on the estimated costs incurred by the practice at that time as compared to the total costs of providing the contracted services and is consistent with industry standards. The percentage includes the estimated costs of diagnosis and treatment plan development, initial treatment by orthodontic personnel, orthodontic supplies, and associated administrative services.

    The service fee is earned and paid monthly to the Company by each Allied Practice using one of three different fee structures set forth in the Management
Agreements:

        (i) a designated percentage of Adjusted Patient Revenue, ranging from 13.5% to 20%, subject to an annual adjustment based upon improvements in the Allied Practice's operating margin in the most recent calendar year as compared with the immediately preceding calendar year. No annual adjustment will be made which would result in reducing the designated percentage below the percentage applicable during the first year of the Management Agreement. Operating margin is defined as the percentage determined by dividing operating profit by Adjusted Patient Revenue. Operating profit is equal to Adjusted Patient Revenue less operating expenses, excluding the management fee and such expenses associated with the Allied Practices which the Company is prohibited from incurring, primarily consisting of orthodontist compensation. The average designated percentage is 16.9% for the Allied Practices subject to this fee structure.

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

    The Company has entered into agreements with certain Allied Practices to make the payment of service fees after the first two years contingent on various factors, including practice profitability compared to acquisition consideration, timely reporting of information, participation in practice improvement programs and orthodontist hours worked.

    Expenses reported by the Company include certain of the expenses to operate the orthodontic or pediatric dental offices and all of the expenses of any corporate offices, facilities or functions. Therefore, salaries and benefits include the wages, benefits, taxes or other employment costs for all employees of the Company, including practice office staff, business office staff and management personnel. Rent includes facility expenses for both practice offices and corporate offices. General and administrative expenses include professional services, such as legal and accounting, utilities, advertising, marketing, insurance, telephone, license fees, office supplies and shipping expenses. Advertising and marketing costs, which are included in general and administration costs, includes practice activities to attract new patients and corporate activities to attract new orthodontists or pediatric dentists to join the Company. Practice supplies include only those expenses required by the Allied Orthodontists to provide treatment to patients.

RESULTS OF OPERATIONS
The following table sets forth certain selected condensed consolidated income statement data for the periods indicated in thousands of dollars and as a percentage of total net revenues:


                                                         THREE MONTHS                               SIX MONTHS
                                                         ENDED JUNE 30,                            ENDED JUNE 30,
                                          ----------------------------------------  -------------------------------------------
                                                1999                    1998                  1999                     1998
                                          -------------------    -----------------  -----------------      --------------------
Net Revenues                                $23,860     100.0%   $18,712   100.0%    $45,162    100.0%      $33,362       100.0%
                                            --------    -----  --------   -----       -------   -----       -------       -----

Costs and expenses:
Salaries and benefits.......................   7,111     29.8      5,855    31.3      13,867     30.7        10,350        31.0
Orthodontic and dental supplies.............   2,241      9.4      1,850     9.9       4,270      9.5         3,183         9.5
Rent........................................   2,036      8.5      1,647     8.8       3,770      8.3         2,959         8.9
                                            --------    -----  ---------  ------      ------    -----       -------       -----
     Total direct expenses                    11,388     47.7      9,352    50.0      21,907     48.5        16,492        49.4
General and administrative..................   6,747     28.3      5,518    29.5      12,579     27.9         9,745        29.2
Depreciation and amortization...............     988      4.1        588     3.1       1,810      4.0         1,074         3.2
                                            --------    -----  ---------  ------      ------    -----       -------       -----
     Total operating expenses...............  19,123     80.1     15,458    82.6      36,296     80.4        27,311        81.9
                                            --------    -----  ---------  ------      ------    -----       -------       -----

Operating income............................   4,737     19.9      3,254    17.4       8,866     19.6         6,051        18.1

Interest expense............................    (489)    (2.0)       (87)   (0.5)       (883)   (2.0)           (94)       (0.3)
Interest income.............................     105      0.4         92     0.5         192     0.4            196         0.6
                                            --------    -----  --------   ------      ------    ----        -------       -----

Income before income taxes..................   4,353     18.2      3,259    17.4       8,175    18.1          6,153        18.4

Provision for income taxes..................   1,997      8.4      1,400     7.5       3,685     8.2          2,670         8.0
                                            --------    -----  --------   ------      ------    -----       -------       -----

Net income.................................. $ 2,356      9.9   $  1,859     9.9       $4,490     9.9        $3,483        10.4
                                             =======    =====   ========  ======       ======   =====        ======       =====

Net Revenues

     Net revenues for the three months ended June 30, 1999 increased 27.5% to $23.9 million from $18.7 million in the comparable 1998 quarter. Net revenues for the six months ended June 30, 1999 increased 35.4% to $45.2 million from $33.4 million in the comparable 1998 period.

     The increase in net revenues for the three months and the six months ended June 30, 1999 was primarily due to increased affiliations of Allied Practices and an increase in the internal growth of comparative same-store collections of more than 9 %. Net revenues as reported by the Company generally include the Company's contractual service or consulting fee based in part on patient revenues, as well as reimbursed expenses of the Allied Practices.

Operating Expenses; Net Operating Income

     Total operating expenses increased 23.7% to $19.1 million, or 80.1% of net revenues, in the three months ended June 30, 1999 from $15.5 million, or 82.6% of net revenues, for the comparable 1998 quarter. Total operating expenses increased 32.9% to $36.3 million, or 80.4% of net revenues, in the six months ended June 30, 1999 from $27.3 million, or 81.9% of net revenues, for the comparable 1998 period.

     Direct expenses including salaries and benefits, orthodontic and dental supplies, and rent increased 21.8% to $11.4 million, or 47.7% of net revenues, in the three months ended June 30, 1999 from $9.4 million, or 50.0% of net revenues, for the comparable 1998 quarter. Direct expenses increased 32.8% to $21.9 million, or 48.5% of net revenues, in the six months ended June 30, 1999 from $16.5 million, or 49.4% of net revenues, for the comparable 1998 period. Direct expenses have shown an increase in absolute dollars related to the acquisition of additional Allied Practices during the periods as well as the expansion and growth of previously existing Allied Practices. The decrease of direct expenses as a percentage of net revenues in the three months and six months ended June 30, 1999 was primarily attributable to operating efficiencies gained as a result of an increased net revenue base and the Company's practice enhancement services. The Company expects that in future periods direct expenses will increase in absolute dollars, but may vary as a percentage of net revenues.

     General and administrative expenses increased 22.3% to $6.7 million, or 28.3% of net revenues, in the three months ended June 30, 1999 from $5.5 million, or 29.5% of net revenues, for the comparable 1998 quarter. General and administrative expenses increased 29.1% to $12.6 million, or 27.9% of net revenues, in the six months ended June 30, 1999 from $9.7 million, or 29.2% of net revenues, for the comparable 1998 period. General and administrative expenses have shown an increase in absolute dollars primarily related to the acquisition of additional Allied Practices during the periods as well as the expansion and growth of previously existing Allied Practices offsetting reductions in marketing and advertising and other costs.

    Depreciation and amortization expenses increased approximately $0.4 million or 68.0% to $1.0 million for the three months ended June 30, 1999 and $0.7 million or 68.5% to $1.8 million for the six months ended June 30, 1999, as compared to $1.1 million for the same periods in 1998. This increase is attributable to the increase in intangible assets associated with the affiliations of Allied Practices. Intangible assets, net, increased $18.0 million to $68.9 million at June 30, 1999 from $50.9 million at December 31, 1998. Depreciation and amortization expenses primarily relate to the depreciation of capital assets and the amortization of excess cost over the fair value of net assets acquired and certain other intangibles. The Company's policy is to amortize goodwill over the expected period to be benefited, not to exceed the term of the Management Agreements or other related agreements.

Interest Expense, net

    Interest expense, net increased to $0.4 million for the three months ended June 30, 1999 from $0.0 in the comparable period in 1998 and increased to $0.7 million for the six month period ended June 30, 1999 from interest income, net of $0.1 million for the comparable period in 1998. The increase was primarily due to increased borrowings under the Company's Revolving Credit Facility in support of Allied Practices affiliated during the period. Company borrowings under the Revolving Credit Facilities increased from $15.5 million at December 31, 1998 to $31.5 million as of June 30, 1999.

Provision for Income Taxes

    The provision for income taxes increased 42.7% to $2.0 million for the three month period ended June 30, 1999 from $1.4 million for the comparable 1998 period. For the six months ended June 30, 1999 and 1998, the provision for income taxes was $3.7 million and $2.7 million, respectively. The Company's effective income tax rates for the periods ended June 30, 1999, were higher than the statutory tax rate primarily due to the amortization of certain intangible assets not being deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its operations to date primarily through cash flow from operations, the use of its Revolving Credit Facility and from the proceeds from the IPO. As of June 30, 1999 and December 31, 1998 the Company had a working capital balance of $ 14.2 million and $13.2 million, respectively. As of June 30, 1999 the Company's principal sources of liquidity included cash and short term investments of approximately $7.7 million and the Revolving Credit Facility with a balance of $31.5 million bearing interest at the prime interest rate plus a margin or the LIBOR plus a margin. This facility expires on March 26, 2002. Under the terms of the Revolving Credit Facility (as in effect on March 26, 1999) the Company had available additional borrowings of $23.5 million up to its borrowing limit of $55 million. The Company believes that it will be able to renew its Revolving Credit Facility or obtain alternate financing on reasonable terms, however, there can be no assurance that the Company will be able to renew or replace its Revolving Credit Facility or obtain alternate financing on reasonable terms, if at all. The Company is currently in compliance with all terms of this facility.

     The Company's primary capital needs include additional affiliations with Allied Practices, certain costs related to the development of Allied Practice enhancements, development of Allied Practice satellite offices, capital asset additions, and working capital needs of the Company and Allied Practices and will be funded through operating cash, the Revolving Credit Facility and other available capital sources. The Company's operating activities generated cash of $8.5 million during the six month period ended June 30, 1999 and $2.8 million during the six months ended June 30, 1998.

     Cash provided by financing activities approximated $13.1 million in the six month period ended June 30, 1999 and $6.8 million in the six months ended June 30, 1998 and resulted primarily from the proceeds from borrowings under the Revolving Credit Facilities.

     Cash used in investing activities of $17.1 million in the six month period ended June 30, 1999 consisted of payments in connection with Allied Practices affiliated and capital expenditures, primarily for office and computer equipment used in Company operations. Cash used in investing activities was $16.9 million in the six month period ended June 30, 1998 and consisted of payments in connection with Allied Practices affiliated and capital expenditures, primarily for office and computer equipment used in Company operations. The Company does not currently have any material commitments with respect to any capital expenditures.

     The working capital requirements and capital resources needed to continue acquisition and development efforts will be funded through a combination of cash flows provided by ongoing operations, the Revolving Credit Facility, the issuance of equity and debt securities, as described in the Company's $65 million registration statement, which became effective on August 6, 1999, and other sources. Management believes that these sources of capital will be sufficient to meet the Company's funding requirements for the next twelve months. The Company may choose to issue debt or equity to meet its future long-term capital needs, as management deems appropriate. There can be no assurance that the Company will be able to raise such additional working capital on acceptable terms, if at all. In the event the Company is unable to raise additional working capital, further measures would be necessary including, without limitation, the delay, or scale back of its operations, Allied Practice affiliations, marketing programs and other actions. Certain of such measures may require third party consents or approvals, including the Company's bank, and there can be no such assurance that such consents or approvals can be obtained.

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

STOCK REPURCHASE PLAN

    On October 22, 1998 the Company announced that the Board of Directors approved the repurchase of shares of its Common Stock up to $5 million. The Company is authorized to purchase shares over a 12-month period on the NASDAQ National Market at prevailing prices. As of June 30, 1999, the Company had repurchased 22,500 shares under this stock repurchase plan.

YEAR 2000 COMPLIANCE

    Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Therefore, they do not properly recognize a year that begins with "20" rather than "19". Others do not correctly process "leap year" dates. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can correctly process data related to the Year 2000 and beyond. The Company relies on its systems and applications in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll modules), customer services, networks and telecommunications systems equipment and end products. The Company also relies, directly and indirectly, on external systems of suppliers for the management and control of business enterprises such as customers, suppliers, creditors, financial organizations, and governmental entities for accurate exchange of data. The Company could be affected through disruptions in the operation of the enterprises with which the Company interacts or from general widespread problems or an economic crisis resulting from noncompliant Year 2000 systems. Despite the Company's efforts to address the Year 2000 impact on its internal systems and business operations, there can be no assurance that such impact will not result in a material disruption of its business or have a material adverse effect on the Company's business, operating results and financial condition.

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

    The Company has requested Year 2000 compliance certificates from its material third party suppliers and vendors. The Company received compliance certificates from approximately 70% of such parties. The Company will verify the status of the remaining parties through follow-up requests. The Company is uncertain whether the risks of non-Year 2000 compliance by such parties will materially affect the Company's operations or financial position. The Company has determined it is not substantially reliant on any one vendor and expects to use alternate resources in order to continue daily operations. There can be no assurance that these parties will not suffer a Year 2000 business disruption which could have an adverse effect on the Company's results of operations or financial position.

    The corporate office does not have any "Non-IT" systems that might be affected by the Year 2000 issue. As an example, the Company does not own any automated machinery, elevators, telephone switches, or other equipment that might contain micro-controllers. Therefore, the Company does not believe that it is at risk from any failure associated with these kinds of devices.

    Because the Company started operations in August 1997, most of the corporate office systems were already Year 2000 compliant. Accordingly, any costs associated with Year 2000 upgrades, including fiscal year 1998 and year-to-date as of August 13, 1999 have not been significant. Additionally, the Company does not expect to incur any significant costs in the future.

Allied Practice Locations

    The Company has completed a survey of all practice hardware and software to identify non-compliant systems and to make the necessary recommendations for achieving compliance. The Company is currently advising the Allied Practices to install upgrades and replace hardware and software as necessary. The Allied Practices are contractually responsible to reimburse the Company for any costs the Company incurs to upgrade the Allied Practices' hardware and software, whether owned by themselves or the Company.

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

    Additionally, the Company plans to advise the Allied Practices to have contingency plans, including a complete backup of all systems and data prior to December 31, 1999. If the Allied Practices determine that a system has failed after operations commence in the year 2000, they can reset all system clocks to a date prior to January 1, 2000 and restore the affected systems from the backup. This will provide the Allied Practice with more time to repair the affected systems.

    The Company has advised the Allied Practices to request Year 2000 compliance certificates from their key material third party vendors and suppliers. The Company is uncertain whether the risks of non-Year 2000 compliance by such third parties will materially affect the Company's operations or financial position. The Company has determined that the Allied Practices are not substantially reliant on any individual third party and expects them to use alternate resources if necessary to continue daily operations.

    The Company may own some "Non-IT" systems in practice offices that might be affected by the Year 2000 issue. The Company has not yet determined which offices may contain such devices. The Company has advised each Allied Practice to evaluate all equipment to determine if any such devices exist. In the event that some of the Allied Practices have not upgraded their significant non-IT systems, such as x-ray and imaging machines, the Allied Practices can outsource the procedures in order to continue its daily operations. The Allied Practices are contractually required to reimburse the Company for any costs the Company incurs to repair or replace any non-compliant devices, whether owned by themselves or the Company.

Other

     The Company has estimated that the total cost of Year 2000 compliance is negligible and management's current estimate is that the costs associated with the Year 2000 issue should not have a material adverse effect on the results of operations or financial position of the Company in any given year. The Company does not have a formal contingency plan as the impacts have not been deemed significant, however the Company will consider developing a formal plan on the completion of the Year 2000 compliance assessments.

     The foregoing statements are based upon management's best estimates at the present time, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors.

There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the nature and amount of programming required to upgrade or replace each of the affected programs, the rate and magnitude of related labor and consulting costs and the success of the Company's external suppliers and Allied Practices in addressing the Year 2000 issue. The Company's evaluation is ongoing and it expects that new and different information will become available to it as the evaluation continues. Consequently, there can be no assurance that all material elements will be Year 2000 compliant in time.

RECENT ACCOUNTING PRONOUNCEMENTS

    Effective January 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income." This statement establishes disclosure requirements related to the reporting of comprehensive income and its components. The Company did not have any comprehensive income for the year ended December 31, 1998 and for the six months ended June 30, 1999.

    Effective January 1, 1998, the Company implemented SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This standard established disclosure requirements related to the reporting of the Company's operating segments. As of June 30, 1999, the Company does not have any reportable segments.

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

    Effective January 1, 1999, the Company implemented SOP 98-5 "Reporting on Costs of Start-up Activities." The SOP requires net costs of start-up activities, including organizational costs, to be expenses as incurred. In addition, the SOP requires that previously capitalized start-up costs be expenses upon the effective date. The Company did not have any start-up costs capitalized as of the implementation date.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Not Applicable.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    From time to time the Company is involved in various legal proceedings, claims and litigation matters arising in the ordinary course of business, including labor and personnel related issues. In the opinion of management, the outcome of such routine matters will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (a) None

    (b) None

    (c) None

    (d) None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    (a) None

    (b) None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The annual meeting of stockholders of the Company was held on Thursday, June 3, 1999. At this meeting, the following matters were voted upon by the Company's stockholders.

    (b) Election of Class II Directors

     Randall K. Bennett, D.D.S., M.S., G. Harry Durity and Raymond G.W. Kubisch, D.D.S., M.S.D. were elected to serve as Class II directors of the Company until the 2002 Annual Meeting of Stockholders or until their successors are elected and qualified. The vote was as follows:


                                                VOTES CAST IN  VOTES CAST AGAINST   ABSTENTIONS
         NAME                                       FAVOR        OR WITHHELD         NON VOTES
         ----                                   -------------  ------------------   -----------
         Randall K. Bennett, D.D.S., M.S.        10,048,352         16,900            0
         G. Harry Durity                         10,048,352         16,900            0
         Raymond G.W. Kubisch, D.D.S., M.S.D.    10,048,352         16,900            0

    The following directors continued in office following the meeting:


                 NAME                                     TERM EXPIRES
                 ----                                    -------------
                 Randall K. Bennett, D.D.S., M.S.            2002
                 Douglas D. Durbin, D.M.D., M.S.D.           2001
                 Raymond G.W. Kubisch, D.D.S., M.S.D.        2002
                 Craig L. McKnight                           2000
                 W. Dennis Summers, Esq,                     2001
                 Sam Westover                                2000
                 Jonathan E. Wilfong                         2000

    (c)(i)     Approval of Amendment to the 1997 Employee Stock Option Plan

    The stockholders of the Company approved an increase in the number of shares of Common Stock which may be issued subject to options granted under the 1997 Employee Stock Option Plan from 1,500,000 shares to 2,000,000 subject to certain anti-dilution provisions set forth in the plan. The vote was as follows:

            VOTES CAST IN     VOTES CAST AGAINST    ABSTENTIONS
                FAVOR             OR WITHHELD        NON VOTES
            -------------     ------------------    -----------
              7,567,463            87,875            2,409,914

     (c)(ii) Approval of Amendments to the 1997 Non-Employee Director Stock Plan

     The stockholders of the Company approved amendments to the 1997 Non-Employee Director Stock Plan ("Director Plan") to provide that each director who is not a full-time employee of the Company shall receive an automatic grant of 10,000 options to purchase Common Stock upon election or appointment of the director (pro-rated to the next annual meeting if appointed mid-term) and 10,000 options to purchase Common Stock at the end of each year such director serves as a member of the Board of Directors in lieu of discretionary grants of options to any directors as determined by the Compensation Committee and to change the name of such plan to the "1997 Director Stock Plan". The vote was as follows:

            VOTES CAST IN     VOTES CAST AGAINST    ABSTENTIONS
                FAVOR             OR WITHHELD        NON VOTES
            -------------     ------------------    -----------
              9,938,188              88,485            38,579

     (c)(iii) Approval of the 1997 Orthodontist Stock Option Plan

     The stockholders of the Company approved amendments to the 1997 Orthodontist Stock Option Plan to expand the group of eligible participants in the plan to include consultants of the Company and to increase the number of shares of Common Stock authorized to be issued pursuant to grants under the 1997 Orthodontist Stock Option Plan from 100,000 to 300,000. The vote was as follows:

            VOTES CAST IN     VOTES CAST AGAINST    ABSTENTIONS
                FAVOR             OR WITHHELD        NON VOTES
            -------------     ------------------    -----------
              7,549,623            106,075           2,409,554

     (c)(vi) Selection of Independent Auditors

     The stockholders of the Company ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 1999. The vote was as follows:

            VOTES CAST IN     VOTES CAST AGAINST    ABSTENTIONS
                FAVOR             OR WITHHELD        NON VOTES
            -------------     ------------------    -----------
              9,886,376            173,186              5,690

    (d) None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         10.1 Employment Agreement dated as of June 16, 1999 between OrthAlliance, Inc. and James Wilson (incorporated by reference to Exhibit 10.18 of the Company's Form S-4 Registration Statement, number 333-84197).

         27.1 Financial Data Schedule for the six month period ended June 30, 1999.

         99.1 Safe Harbor Compliance Statement (incorporated by reference to
              Exhibit 99.1 of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997).

     (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ORTHALLIANCE, INC.
                           (Registrant)

Date: August 13, 1999      By:  /s/  Sam Westover
                               ------------------------------------------
                               Sam Westover,
                               President and Chief Executive Officer
                               (Principal Executive Officer)

Date:  August 13, 1999     By:  /s/  James C. Wilson
                                ------------------------------------------
                                James C. Wilson,
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT                          DESCRIPTION
-------                          -----------
10.1    Employment Agreement dated as of June 16, 1999 between OrthAlliance,
        Inc. and James Wilson (incorporated by reference to Exhibit 10.18 of the
        Company's Form S-4 Registration Statement, number 333-84197).

27.1    Financial Data Schedule for the six month period ended June 30, 1999.

99.1    Safe Harbor Compliance Statement (incorporated by reference to Exhibit
        99.1 of the Company's Annual Report on Form 10-K for fiscal year ended
        December 31, 1997).