Form 10-Q
period 1999-09-30
ORTHALLIANCE INC
filed 1999-11-12
CIK 1039139

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


                                                          Issued and
            Class                             Outstanding at November 12, 1999
            -----                             --------------------------------
  Class A Common Stock, $.001 par value                  12,884,235

  Class B Common Stock, $.001 par value                     249,292

================================================================================

                               ORTHALLIANCE, INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                                                      PAGE
                                                                                                     NUMBER
                                                                                                     ------
PART I.     FINANCIAL INFORMATION ....................................................................  3

Item 1.     Financial Statements......................................................................  3

            Condensed  Consolidated  Balance  Sheets  as of  September  30,  1999  (unaudited)  and
            December 31, 1998.........................................................................  3

            Unaudited Condensed Consolidated Statements of Income for the Three Month and
            Nine Month Periods Ended September 30, 1999 and September 30, 1998........................  4

            Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Month Periods
            Ended September 30, 1999 and September 30, 1998...........................................  5

            Notes to Unaudited Condensed Consolidated Financial Statements............................  6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.....  8

Item 3.     Quantitative and Qualitative Disclosures about Market Risk................................ 15

PART II.    OTHER INFORMATION......................................................................... 16

Item 1.     Legal Proceedings......................................................................... 16

Item 2.     Changes in Securities and Use of Proceeds................................................. 16

Item 3.     Defaults Upon Senior Securities........................................................... 16

Item 4.     Submission of Matters to a Vote of Security Holders....................................... 16

Item 5.     Other Information......................................................................... 16

Item 6.     Exhibits and Reports on Form 8-K.......................................................... 16

            Signatures................................................................................ 17

            Exhibit Index............................................................................. 18

                         PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                       ORTHALLIANCE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  SEPTEMBER 30,          DECEMBER 31,
                                                                                      1999                  1998
                                                                                  ------------           -----------
                                                                                  (UNAUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents ................................................     $   6,272              $  3,226
   Patient receivables, net of allowances of $535 and $435 at
     September 30, 1999 and December 31, 1998, respectively .................         9,943                 7,765
   Unbilled patient receivables, net of
     allowances of $403 and $385 at September 30, 1999 and
     December 31, 1998, respectively ........................................         3,629                 3,462
   Amounts due from Allied Practices ........................................        10,955                 9,880
   Income taxes receivable ..................................................           245                 1,102
   Current deferred tax assets ..............................................           309                   578
   Other current assets .....................................................           513                   331
                                                                                  ---------              --------
    Total current assets ....................................................        31,866                26,344

Property and equipment, net .................................................         6,229                 4,585
Notes receivable ............................................................         4,261                 3,607
Non-current deferred tax assets .............................................         1,851                 2,918
Intangible assets, net ......................................................        78,902                50,912
Other, net ..................................................................           554                   214
                                                                                  ---------              --------
    Total assets ............................................................     $ 123,663              $ 88,580
                                                                                  =========              ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .........................................................     $   2,030              $  2,417
   Accrued liabilities ......................................................         1,966                 2,368
   Patient prepayments ......................................................         5,797                 4,777
   Practice affiliations payable ............................................         2,373                 1,760
   Amounts due to Allied Practices ..........................................         2,497                 1,787
                                                                                  ---------              --------
    Total current liabilities ...............................................        14,663                13,109
                                                                                  ---------              --------

Line of credit borrowings ...................................................        42,200                15,500
Non-current deferred tax liabilities ........................................           798                   715
Other non-current liabilities ...............................................           218                    --
                                                                                  ---------              --------
    Total liabilities .......................................................        57,879                29,324
                                                                                  ---------              --------

Commitments and Contingencies

Stockholders' equity:
  Class A Common Stock, $.001 par value, 70,000,000 shares
     authorized, 13,197,961 shares issued and outstanding
     at September 30, 1999 and December 31, 1998 ............................            13                    13
  Class B Common Stock, $.001 par value, 250,000 shares
     authorized, 249,292 shares issued and outstanding at
     September 30, 1999  and December 31, 1998,  respectively ...............            --                    --
Additional paid-in capital ..................................................        65,162                65,188
Retained earnings (accumulated deficit) .....................................         2,947                (3,597)
Treasury stock, at cost, 248,142 shares at September 30, 1999
    and 170,024 shares at December 31, 1998, respectively....................        (2,338)               (2,348)
                                                                                  ---------              --------
    Total stockholders' equity ..............................................        65,784                59,256
                                                                                  ---------              --------
    Total liabilities and stockholders' equity ..............................     $ 123,663              $ 88,580
                                                                                  =========              ========

                   The accompanying notes are an integral part
                of these condensed consolidated balance sheets.

                       ORTHALLIANCE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                              THREE MONTHS                       NINE MONTHS
                                                                            ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                                        -------------------------         -------------------------
                                                                          1999             1998             1999              1998
                                                                        --------         --------         --------         --------
Net revenues ...................................................        $ 24,286         $ 20,042         $ 69,449         $ 53,404
                                                                        --------         --------         --------         --------
Costs and expenses:
Salaries and benefits ..........................................           6,679            6,291           20,545           16,641
Orthodontic and dental supplies ................................           2,423            2,031            6,693            5,215
Rent ...........................................................           2,169            1,598            5,939            4,557
                                                                        --------         --------         --------         --------
     Total direct expenses .....................................          11,271            9,920           33,177           26,413

General and administrative .....................................           6,944            5,715           19,525           15,433
Depreciation and amortization ..................................           1,022              612            2,832            1,671
                                                                        --------         --------         --------         --------
     Total operating expenses ..................................          19,237           16,247           55,534           43,517
                                                                        --------         --------         --------         --------
Operating income ...............................................           5,049            3,795           13,915            9,887

Interest expense ...............................................            (698)            (172)          (1,580)            (309)
Interest income ................................................             107               76              299              272
                                                                        --------         --------         --------         --------
Income before income taxes .....................................           4,458            3,699           12,634            9,850

Provision for income taxes .....................................           1,877            1,627            5,561            4,297
                                                                        --------         --------         --------         --------
Net income .....................................................        $  2,581         $  2,072         $  7,073         $  5,553
                                                                        ========         ========         ========         ========
Net income per share- basic and diluted ........................        $   0.19         $   0.16         $   0.53         $   0.43
                                                                        ========         ========         ========         ========
Weighted average number of
     common shares outstanding (in thousands):
  Basic ........................................................          13,318           13,269           13,313           12,929
                                                                        ========         ========         ========         ========
  Diluted ......................................................          13,319           13,277           13,334           12,983
                                                                        ========         ========         ========         ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       ORTHALLIANCE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    NINE MONTHS
                                                                                 ENDED SEPTEMBER 30,
                                                                            --------------------------
                                                                              1999              1998
                                                                            --------          --------
Cash flows from operating activities:
Net income .............................................................    $  7,073          $  5,553
Adjustments to reconcile net income to net cash
    provided by operating activities:
 Depreciation and amortization .........................................       2,832             1,671
 Deferred taxes ........................................................         479                --
Changes in assets and liabilities, excluding effects of
     Acquisitions:
   Increase in patient receivables, net ................................        (845)             (658)
   Increase in amounts due from Allied Practices .......................      (1,075)           (4,094)
   Increase in other current assets ....................................        (175)             (216)
   Decrease in income taxes receivable .................................       1,493                --
   (Increase) decrease in other, net ...................................         (11)               56
   (Decrease) increase in accounts payable
      and accrued liabilities ..........................................        (144)              550
   Increase in amounts due to Allied Practices .........................         264             2,378
   Increase in patient prepayments .....................................         727               937
   Decrease in income taxes payable ....................................          --              (465)
                                                                            --------          --------
Net cash provided by operating activities ..............................      10,618             5,712
                                                                            --------          --------

Cash flows from investing activities:
   Payments for new practice affiliations ..............................     (24,068)          (20,266)
   Increase in notes receivable ........................................      (1,611)           (1,718)
   Principal payments on notes receivables .............................         924               348
   Capital expenditures ................................................        (834)             (550)
                                                                            --------          --------
Net cash used in investing activities ..................................     (25,589)          (22,186)
                                                                            --------          --------

Cash flows from financing activities:
   (Increase) decrease in bank overdraft ...............................        (515)               22
   Proceeds from exercise of stock options .............................          --               255
   Treasury shares purchased ...........................................      (1,278)               --
   Increase in line of credit borrowings ...............................      27,200             9,500
   Line of credit refinancing fees .....................................        (473)               --
   Repayment of debt ...................................................      (6,917)           (1,910)
                                                                            --------          --------
   Net cash provided by financing activities ...........................      18,017             7,867
                                                                            --------          --------
Net increase (decrease) in cash and cash equivalents ...................       3,046            (8,607)

Cash and cash equivalents at beginning of period .......................       3,226            12,647
                                                                            --------          --------

Cash and cash equivalents at end of period .............................    $  6,272          $  4,040
                                                                            ========          ========

Supplemental cash flow information:
 Cash paid during the period for:
   Interest ............................................................    $  1,713          $    180
   Income taxes ........................................................       4,459             4,806

Non-cash investing and financing activities:
 Acquisition of intangible assets:
   Fair value of assets acquired .......................................    $ 32,040          $ 39,270
   Less: Issuance of common stock ......................................        (760)          (18,225)
   Less: Practice affiliations payable .................................      (2,373)               --
   Less: Cash paid .....................................................     (28,689)          (20,265)
                                                                            --------          --------
   Notes payable or liabilities assumed ................................    $    218          $    780
                                                                            ========          ========


                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



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

     OrthAlliance has five wholly-owned subsidiaries including PedoAlliance, Inc, and OrthAlliance Finance, Inc. formed in December 1997, and PedoAlliance Properties Inc., OrthAlliance Properties, Inc., and OrthAlliance Services Inc., formed in April 1999. The subsidiaries were formed to provide practice management, patient financing, consulting and other services to OrthAlliance or OrthAlliance's allied orthodontic and pediatric dental practices (the "Allied Practices") or their patients. OrthAlliance, Inc. and its subsidiaries are collectively referred to as "OrthAlliance" or the "Company".

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

Reclassifications

     Certain prior year reclassifications have been made to conform to classifications used in the current period.

                       ORTHALLIANCE, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 3.  NEW AFFILIATIONS

    During the nine months ended September 30, 1999 the Company entered into practice affiliation agreements with 35 practitioners, including 22 orthodontists and 13 pediatric dentists to provide management services and acquire certain operating assets for a total consideration (including acquisition costs) of $30.5 million. This consideration consisted of 93,584 shares of Common Stock, with an aggregated value at various acquisition dates of $0.8 million, and cash, notes or affiliations payable totaling $29.7 million. These Allied Practices operate 60 locations and generated patient revenue of approximately $30.5 million during the 12-month period prior to the date of affiliation. Prior patient revenue is not necessarily indicative of the level of revenue these practices may be expected to generate in the future.

NOTE 4.  PRACTICE AFFILIATION PAYABLE

    As of September 30, 1999 and December 31, 1998, practice affiliation payables approximated $2.4 million and $1.8 million related to the acquisition of management agreements executed prior to September 30, 1999 and December 31, 1998, respectively. The amounts are unsecured and do not bear interest. These amounts were paid in full in October 1999 and January 1999, respectively.

NOTE 5.  BANK LINE OF CREDIT

    On December 30, 1997, the Company entered into a $25 million Revolving Credit Facility with First Union N.A., which had an expiration date of December 30, 2000. The Revolving Credit Facility bears interest on borrowings at variable rates including the bank's prime lending rate plus up to 0.5% or LIBOR plus up to 1.5% as determined by certain factors defined in the Revolving Credit Agreement. Amounts borrowed are secured by the Company's assets including accounts receivable, management and service agreements and the capital stock of the Company's wholly owned subsidiaries.

    Effective March 26, 1999, the Company executed an amended Revolving Credit Facility for borrowings of up to $55 million with First Union National Bank, US Bank National Association, and Union Bank of California N.A. (due March 2002) under substantially the same terms and conditions as the previous Revolving Credit Facility which was repaid in full at the closing. As of September 30, 1999 and December 31, 1998, the outstanding borrowings under the Revolving Credit Facilities were $42.2 million and $15.5 million, respectively. As of September 30, 1999 the Company was in compliance with the terms and covenants of the Revolving Credit Facility.

NOTE 6.  SUBSEQUENT EVENTS

Treasury Stock Transactions

    Subsequent to September 30, 1999, pursuant to the Common Stock Repurchase Program, the Company repurchased 65,584 shares at an average price of $6.67 per share.

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

     The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, as well as on certain assumptions that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among other things, risks associated with Allied Practice affiliations, availability of capital or that the Company will remain in compliance with its credit facilities, fluctuations in operating results because of affiliations and variations in stock price, dependence upon revenues generated by Allied Practices, continued compliance with the listing requirements for the Nasdaq national market listing, changes in government regulations, competitive conditions, risks of operations and growth of existing and newly affiliated practices, ability to staff the Allied Practices with qualified personnel, the continued availability of adequate insurance, ability of Allied Practices to attract and retain patients and other risks.

     Additional factors that may affect future operating results are discussed in more detail in the Exhibit 99.1 of the Company's Annual Report on Form 10-K. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, the business and operations of the Company are subject to risks that increase the uncertainty inherent in the forward-looking statements, and the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. In addition, risks, uncertainties and assumptions change as events or circumstances change. The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC or otherwise to revise or update any oral or written forward-looking statement that may be made from time to time by or on behalf of the Company.

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

General

    The Company began providing practice management services to Allied Practices in the United States on August 26, 1997. The initial 55 Allied Practices included 82 practitioners operating 147 offices in 16 states. By the end of 1997, the Company had affiliated with 11 new practices, including 17 additional practitioners operating out of 31 new locations. In 1998, the Company affiliated with 36 new practices, including 45 additional orthodontists and pediatric dentists operating out of 70 locations. During the nine month period ended September 30, 1999, the Company affiliated with 32 new practices, including 35 practitioners operating out of 60 locations. The Company anticipates that future growth will come from new affiliations, satellite expansion of Allied Practices, the development of new orthodontic practices and improved operating efficiencies.

    The Company earns revenue by providing services pursuant to long-term service agreements or consulting agreements (collectively, "Management Agreements") with Allied Practices. The Company provides management or consulting services to each Allied Practice and assumes substantially all operating expenses except for compensation to the allied orthodontists and pediatric dentists ("Allied Orthodontists") and other employees that the Company cannot employ according to applicable state laws. In exchange for assuming these expenses and providing services, the Company records revenues in amounts equal to the assumed expenses plus a service fee or consulting fee, as described below. In general, the Management Agreements provide for the recognition of fees to the Company based on a negotiated percentage of the "Adjusted Patient Revenue" of Allied Practices. The timing of the payment of such service fees is based upon cash collected. Adjusted Patient Revenue is net patient revenue, as determined under generally accepted accounting principles, including certain accrual adjustments, including those related to patient prepayments, and adjustments for contractual allowances and other discounts, plus an adjustment for uncollectible accounts. The Company recognizes a normal management fee related to the amortization of patient prepayments, which were originally recorded at the affiliation date of the respective Allied Practices. Patient revenue is recognized as services are performed. For orthodontic services, approximately 20% of the orthodontic contract revenues are recognized at the time of initial treatment. The balance of the contract revenue is realized evenly over the remaining treatment period. The 20% estimated revenue at the initial treatment date is based on the estimated costs incurred by the practice at that time as compared to the total costs of providing the contracted services and is consistent with industry standards. The percentage includes the estimated costs of diagnosis and treatment plan development, initial treatment by orthodontic personnel, orthodontic supplies, and associated administrative services.

    The service fee is earned and paid monthly to the Company by each Allied Practice using one of three different fee structures set forth in the Management
Agreements:

        (i) a designated percentage ranging from 13.5% to 20% of Adjusted Patient Revenue. The average designated percentage is 17.0% for the Allied Practices subject to this fee structure. In some cases, the Allied Practice must guarantee a minimum level of management fees to be paid by the Allied Practice for a portion of the agreement ranging from one to 25 years.

        (ii) a designated percentage of Adjusted Patient Revenue, ranging from 14.0% to 17%, subject to an annual adjustment based upon improvements in the Allied Practice's operating margin in the most recent calendar year as compared with the immediately preceding calendar year. No annual adjustment will be made which would result in reducing the designated percentage below the percentage applicable during the first year of the Management Agreement. Operating margin is defined as the percentage determined by dividing operating profit by Adjusted Patient Revenue. Operating profit is equal to Adjusted Patient Revenue less operating expenses, excluding the management fee and such expenses associated with the Allied Practices which the Company is prohibited from incurring, primarily consisting of orthodontist compensation. The average designated percentage is 16.2% for the Allied Practices subject to this fee structure.

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

RESULTS OF OPERATIONS

The following table sets forth certain selected condensed consolidated income statement data for the periods indicated in thousands of dollars and as a percentage of total net revenues:

                                                              THREE MONTHS                                 NINE MONTHS
                                                            ENDED SEPTEMBER 30,                         ENDED SEPTEMBER 30,
                                               ------------------------------------------    ---------------------------------------
                                                        1999                  1998                  1999                  1998
                                               -------------------     ------------------    -----------------     -----------------
Net Revenues ...............................   $ 24,286      100.0%    $ 20,042    100.0%    $ 69,449    100.0%    $ 53,404   100.0%
                                               --------    -------     --------    -----     --------    -----     --------   -----

Costs and expenses:
Salaries and benefits ......................      6,679       27.5        6,291     31.4       20,545     29.6       16,641    31.2
Orthodontic and dental supplies ............      2,423       10.0        2,031     10.1        6,693      9.6        5,215     9.8
Rent .......................................      2,169        8.9        1,598      8.0        5,939      8.6        4,557     8.5
                                               --------    -------     --------    -----     --------    -----     --------   -----
     Total direct expenses .................     11,271       46.4        9,920     49.5       33,177     47.8       26,413    49.5

General and administrative .................      6,944       28.6        5,715     28.5       19,525     28.1       15,433    28.9
Depreciation and amortization ..............      1,022        4.2          612      3.1        2,832      4.1        1,671     3.1
                                               --------    -------     --------    -----     --------    -----     --------   -----
     Total operating expenses ..............     19,237       79.2       16,247     81.1       55,534     80.0       43,517    81.5
                                               --------    -------     --------    -----     --------    -----     --------   -----

Operating income ...........................      5,049       20.8        3,795     18.9       13,915     20.0        9,887    18.5

Interest expense ...........................       (698)      (2.9)        (172)    (0.9)      (1,580)    (2.2)        (309)   (0.6)
Interest income ............................        107        0.4           76      0.4          299      0.4          272     0.5
                                               --------    -------     --------    -----     --------    -----     --------   -----

Income before income taxes .................      4,458       18.3        3,699     18.4       12,634     18.2        9,850    18.4

Provision for income taxes .................      1,877        7.7        1,627      8.1        5,561      8.0        4,297     8.0
                                               --------    -------     --------    -----     --------    -----     --------   -----
Net income..................................   $  2,581       10.6     $  2,072     10.3     $  7,073     10.2     $  5,553    10.4
                                               ========    =======     ========    =====     ========    =====     ========   =====


Net Income and Operating Income

     Net income for the three months ended September 30, 1999 increased 24.6% to $2.6 million from $2.1 million in the comparable 1998 quarter. Net income for the nine months ended September 30, 1999 increased 27.4% to $7.1 million from $5.6 million in the comparable 1998 period. Operating income for the for the three months ended September 30, 1999 increased 33.0% to $5.0 million from $3.8 million in the comparable 1998 quarter. Operating income for the nine months ended September 30, 1999 increased 40.7% to $13.9 million from $9.9 million in the comparable 1998 period. The increase in net income and operating income for the three months ended and the nine months ended September 30, 1999 is attributable to an overall increase in net revenues and a reduction of direct expenses as a percentage of net revenues.

Net Revenues

     Net revenues for the three months ended September 30, 1999 increased 21.2% to $24.3 million from $20.0 million in the comparable 1998 quarter. Net revenues for the nine months ended September 30, 1999 increased 30.0% to $69.4 million from $53.4 million in the comparable 1998 period.

     The increase in net revenues for the three months and the nine months ended September 30, 1999 is primarily due to an increase in affiliations of Allied Practices and an increase in the internal growth of comparative same-store collections of more than ten percent. Net revenues as reported by the Company generally include the Company's contractual service or consulting fee based in part on patient revenues, as well as reimbursed expenses of the Allied Practices.

Operating Expenses

     Total operating expenses increased 18.4% to $19.2 million, or 79.2% of net revenues, in the three months ended September 30, 1999 from $16.2 million, or 81.1% of net revenues, for the comparable 1998 quarter. Total operating expenses increased 27.6% to

$55.5 million, or 80.0% of net revenues, in the nine months ended September 30, 1999 from $43.5 million, or 81.5% of net revenues, for the comparable 1998 period.

     Direct expenses including salaries and benefits, orthodontic and dental supplies, and rent increased 13.6% to $11.3 million, or 46.4% of net revenues, in the three months ended September 30, 1999 from $9.9 million, or 49.5% of net revenues, for the comparable 1998 quarter. Direct expenses increased 25.6% to $33.2 million, or 47.8% of net revenues, in the nine months ended September 30, 1999 from $26.4 million, or 49.5% of net revenues, for the comparable 1998 period. Direct expenses have increased in absolute terms as a result of the acquisition of additional Allied Practices during the periods as well as the expansion and growth of previously existing Allied Practices. The decrease in direct expenses as a percentage of net revenues in the three months and nine months ended September 30, 1999 is primarily attributable to the reduction of salaries and benefits and economies of scale as a percentage of revenue for both periods.

     Salaries and benefits increased 6.2% to $6.7 million, or 27.5% of revenues, in the three months ended September 30, 1999 from $6.3 million, or 31.4% of net revenues for the comparable 1998 quarter. Salaries and benefits increased 23.5% to $20.5 million, or 29.6% of revenues, in the nine months ended September 30, 1999 from $16.6 million, or 31.2% of net revenues for the comparable 1998 period. The decrease in salaries and benefits as a percentage of revenues is a result of a significant number of current year practice affiliations of which their employees remained employees of the Allied Practice's professional corporations. Accordingly, for these practices, salary and benefit expenses are not reported by the Company. The Company expects that in future periods salaries and benefits will increase in absolute dollars, but may vary as a percentage of net revenues.

     General and administrative expenses increased 21.5% to $6.9 million, or 28.6% of net revenues, in the three months ended September 30, 1999 from $5.7 million, or 28.5% of net revenues, for the comparable 1998 quarter. General and administrative expenses increased 26.5% to $19.5 million, or 28.1% of net revenues, in the nine months ended September 30, 1999 from $15.4 million, or 28.9% of net revenues, for the comparable 1998 period. General and administrative expenses have shown an increase in absolute dollars primarily related to the acquisition of additional Allied Practices during the periods as well as the expansion and growth of previously existing Allied Practices offsetting reductions in marketing and advertising and other costs.

    Depreciation and amortization expenses increased approximately $0.4 million or 67.0% to $1.0 million for the three months ended September 30, 1999 and $1.1 million or 69.5% to $2.8 million for the nine months ended September 30, 1999 as compared to the same periods in 1998. This increase is attributable to the increase in intangible assets associated with the affiliations of Allied Practices. Intangible assets, net, increased $28.0 million to $78.9 million at September 30, 1999 from $50.9 million at December 31, 1998. Depreciation and amortization expenses primarily relate to the depreciation of capital assets and the amortization of excess cost over the fair value of net assets acquired and certain other intangibles. The Company's policy is to amortize goodwill over the expected period to be benefited, not to exceed the term of the Management Agreements or other related agreements.

Interest Expense

    Interest expense increased to $0.7 million for the three months ended September 30, 1999 from $0.2 in the comparable period in 1998 and increased to $1.6 million for the nine month period ended September 30, 1999 from interest expense of $0.3 million for the comparable period in 1998. The increase was primarily due to increased borrowings under the Company's Revolving Credit Facility in support of Allied Practices affiliated during the period. Company borrowings under the Revolving Credit Facilities increased from $15.5 million at December 31, 1998 to $42.2 million as of September 30, 1999.

Provision for Income Taxes

    The provision for income taxes increased 15.4% to $1.9 million for the three month period ended September 30, 1999 from $1.6 million for the comparable 1998 period. For the nine months ended September 30, 1999 and 1998, the provision for income taxes was $5.6 million and $4.3 million, respectively. The Company's effective income tax rates for the periods ended September 30, 1999 and 1998, were higher than the statutory tax rate primarily due to the amortization of certain intangible assets not being deductible for income tax purposes. The effective tax rate was 44.0% for the nine month period ended September 30, 1999 as compared to 43.6% for the comparable period in 1998. The current year effective tax rate is slightly higher due to an increase in the Company's federal rate from 34% to 35% which was off-set by a partial year tax savings resulting from a restructuring plan the Company completed during the current year.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its operations to date primarily through cash flow from operations and use of its Revolving Credit Facility. As of September 30, 1999 and December 31, 1998 the Company had a working capital balance of $ 17.2 million and $13.2 million, respectively. As of September 30, 1999 the Company's principal sources of liquidity included cash and short term investments of approximately $6.3 million and the Revolving Credit Facility, which has a balance of $42.2 million bearing interest at the prime interest rate plus a margin or the LIBOR plus a margin. This facility expires on March 26, 2002. As of September 30, 1999, the Company had $12.8 million available for additional borrowings up to its borrowing limit of $55 million under the terms of the Revolving Credit Facility (as in effect on March 26, 1999). The Company believes that it will be able to renew its Revolving Credit Facility or obtain alternate financing on reasonable terms. However, there can be no assurance that the Company will be able to renew or replace its Revolving Credit Facility or obtain alternate financing on reasonable terms, if at all. The Company is currently in compliance with all terms of this facility.

     The Company's primary capital requirements will be funded through cash from operations, the Revolving Credit Facility and other available capital sources. The use of this capital will be for affiliations with new Allied Practices, development of Allied Practice enhancements, development of Allied Practice satellite offices, capital asset additions, and general working capital. The Company's operating activities generated cash of $10.6 million during the nine month period ended September 30, 1999 and $5.7 million during the nine month period ended September 30, 1998.

     Net cash provided by financing activities approximated $18.0 million in the nine month period ended September 30, 1999 and $7.9 million in the nine months ended September 30, 1998 and resulted primarily from the proceeds from borrowings under the Revolving Credit Facilities.

     Cash used in investing activities of $25.6 million in the nine month period ended September 30, 1999 consisted of payments in connection with Allied Practices affiliated and capital expenditures, primarily for office and computer equipment used in Company operations. Cash used in investing activities was $22.2 million in the nine month period ended September 30, 1998 and consisted of payments in connection with Allied Practices affiliated and capital expenditures, primarily for office and computer equipment used in Company operations. The Company does not currently have any material commitments with respect to any capital expenditures.

     The Company's capital resources needed to continue acquisition and development efforts will be funded through a combination of cash flows provided by ongoing operations, the Revolving Credit Facility, which the Company is in the process of negotiating a further extension, the issuance of equity and debt securities, as described in the Company's Form S-4 registration statement which became effective on August 6, 1999, and other sources. Management believes that these sources of capital will be sufficient to meet the Company's capital requirements for the next twelve months. The Company may choose to issue debt or equity to meet its future long-term capital needs, as management deems appropriate. There can be no assurance that the Company will be able to raise such additional working capital on acceptable terms, if at all. In the event the Company is unable to raise additional working capital, further measures would be necessary including, without limitation, the delay, or scale back of its operations, Allied Practice affiliations, marketing programs and other actions. Certain of such measures may require third party consents or approvals, including the Company's bank, and there can be no such assurance that such consents or approvals can be obtained.

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

    On September 8, 1999 the Company announced the extension of its Common Stock Repurchase Program to repurchase up to $5 million of its Class A Common Stock. The Company had previously announced the program on October 22, 1998. The Company is authorized to purchase shares on the NASDAQ National Market at prevailing prices through December 2000. As of September 30, 1999, the Company had repurchased 171,702 shares amounting to $1.3 million under this program. Funding has and is expected to come from operating cash flow and/or borrowings under the Revolving Credit Facilities. The timing and the amount of shares to be purchased will be determined based on the evaluation of working capital needs and stock market conditions.

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

    Because the Company started operations in August 1997, most of the corporate office systems were already Year 2000 compliant. Accordingly, any costs associated with Year 2000 upgrades, including fiscal year 1998 and year-to-date as of November 12, 1999 have not been significant. Additionally, the Company does not expect to incur any significant costs in the future.

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

    In the event that these systems are not Year 2000 compliant, certain procedures can be utilized to minimize the effect on practice operations. These procedures may include the following: manual billings, manual posting of payments to patient records and manual preparation of vendor payments. Although additional staffing may be necessary to perform these tasks without the benefit of the affected automated systems, these functions are not critical to providing orthodontic or pediatric dental services.

     Additionally, the Company has advised the Allied Practices to have contingency plans, including a complete backup of all systems and data prior to December 31, 1999. If the Allied Practices determine that a system has failed after operations commence in the year 2000, they can reset all system clocks to a date prior to January 1, 2000 and restore the affected systems from the backup. This will provide the Allied Practice with more time to repair the affected systems.

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

Other

     The Company has estimated that the total cost of Year 2000 compliance is negligible and management's current estimate is that the costs associated with the Year 2000 issue should not have a material adverse effect on the results of operations or financial position of the Company in any given year. The Company does not have a formal contingency plan as the impacts have not been deemed significant.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    Effective January 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income." This statement establishes disclosure requirements related to the reporting of comprehensive income and its components. The Company's comprehensive income for the year ended December 31, 1998 and for the nine months ended September 30, 1999 was equal to its net income.

    Effective January 1, 1998, the Company implemented SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This standard established disclosure requirements related to the reporting of the Company's operating segments. As of September 30, 1999, the Company does not have any reportable segments.

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

    (a) None

    (b) None

    (c) None

    (d) None

ITEM 5.   OTHER INFORMATION

    None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        27.1 Financial Data Schedule for the nine month period ended September 30, 1999.

        99.1   Safe Harbor Compliance Statement (incorporated by reference to
               Exhibit 99.1 of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997).

    (b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ORTHALLIANCE, INC.
                                (Registrant)

Date: November 12, 1999         By:  /s/  Sam Westover
                                    --------------------------------------------
                                     Sam Westover,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)

Date:  November 12, 1999        By:  /s/  James C. Wilson
                                     -------------------------------------------
                                     James C. Wilson,
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)

                                  EXHIBIT INDEX

      EXHIBIT             DESCRIPTION
      -------             -----------
        27.1   Financial Data Schedule for the nine month period ended September
               30, 1999.

        99.1   Safe Harbor Compliance Statement (incorporated by reference to
               Exhibit 99.1 of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997).