Form 10-K
period 1999-12-31
ORTHALLIANCE INC
filed 2000-03-30
CIK 1039139

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 23, 2000 (based on the last reported closing price per share of Common Stock as reported on The Nasdaq National Market on such date) was approximately $85,597,670. As of March 23, 2000, the registrant had 12,610,235 shares of Class A Common Stock outstanding and 249,292 shares of Class B Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 1, 2000 are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               ORTHALLIANCE, INC.

            INDEX TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                           PAGE
                                                                          ------
                                     PART I
Item 1.     Business....................................................     4
Item 2.     Properties..................................................    12
Item 3.     Legal Proceedings...........................................    12
Item 4.     Submission of Matters to Vote of Security Holders...........    12

                                    PART II
Item 5.     Market for Registrant's Common Stock and Related Stockholder
              Matters...................................................    13
Item 6.     Selected Financial Data.....................................    14
Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    14
Item 7A.    Quantitative and Qualitative Disclosures about Market
              Risk......................................................    23
Item 8.     Consolidated Financial Statements and Supplementary Data....    23
Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................    23

                                    PART III
Item 10.    Directors and Executive Officers of the Registrant..........    23
Item 11.    Executive Compensation......................................    23
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management................................................    23
Item 13.    Certain Relationships and Related Transactions..............    23

                                    PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
              8-K.......................................................    24
Signatures..............................................................    27

     This Form 10-K and documents incorporated by reference contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and such forward-looking statements are subject to the safe harbors created thereby. Management cautions that any such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management. For this purpose, any statements contained in this Form 10-K except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

     The business and operations of the Company are subject to risks that increase the uncertainty inherent in the forward-looking statements, and the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Such forward looking statements are not guarantees of future performances and involve risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements.

     Some factors that may cause results to differ materially from those contemplated by such forward looking statement include, among other things (a) changes in governmental or professional regulations that may effect profitability of the Company or the enforceability of its contracts with its practices; (b) increasing competition in the practices services industry; (c) the Company's ability to continue to make successful acquisitions and integrate and grow its business; (d) the Company's dependence on revenue generated by its Allied Practices and (e) general economic conditions including impacts on liquidity and availability of capital as needed. These and other factors that may affect future operating results are discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance" and are set forth in the safe harbor compliance statements included as Exhibit 99.1 to Form 10-K and are hereby included by reference.

     Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. In addition, risks, uncertainties and assumptions change as events or circumstances change. The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the SEC or otherwise to revise or update any oral or written forward-looking statement that may be made from time to time by or on behalf of the Company.

     OrthAlliance(R), PedoAlliance(R) and certain of the Company's names, protocols and other attributes referred to herein are trademarks of the Company. This Annual Report on Form 10-K may also contain trademarks of other companies.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

     OrthAlliance, Inc., a Delaware corporation (together with its subsidiaries, the "Company"), was incorporated on October 21, 1996 and provides practice management and consulting services to orthodontic and pediatric dental practices throughout the United States. The Company (i) manages or provides consulting services with respect to certain business aspects of orthodontic and pediatric dental practices affiliated (the "Allied Practices") with the Company and (ii) provides capital for the development and growth of Allied Practices.

     OrthAlliance's wholly-owned subsidiaries include the following:
PedoAlliance, Inc. ("PedoAlliance") and OrthAlliance Finance, Inc. ("OA Finance") formed in December 1997; and OrthAlliance New Image, Inc. ("OA New Image") formed in January 2000. The subsidiaries were formed to provide practice management, patient financing, consulting and other services to the Allied Practices or their patients. OA New Image was formed specifically in connection with the Company's acquisition of substantially all of the assets of New Image Orthodontic Group, Inc., which was effective March 1, 2000. OrthAlliance, Inc. and its subsidiaries are collectively referred to as "OrthAlliance" or the "Company".

     On August 26, 1997, the Company affiliated with 55 Allied Practices including 81 orthodontists and 1 pediatric dentist operating 147 offices in 16 states pursuant to long-term management service and consulting agreements, and commenced its initial operations. From August 26, 1997 to December 31, 1999, the Company increased the number of Allied Practices, including pediatric dental practices, to a net total of 132, with 177 orthodontists and pediatric dentists (collectively, "Allied Orthodontists or Allied Practices") operating 318 offices in 32 states. From May 1, 1998 through December 31, 1999, PedoAlliance entered into management and consulting agreements with 18 pediatric dental practices, with 27 allied pediatric dentists ("Allied Dentists") operating 22 offices in 8 states, all of which are included in the Company information set forth above. Unless the context indicates otherwise, certain references herein to Allied Orthodontists or Allied Practitioners also include Allied Dentists. OA Finance was formed in October 1997 to offer financing alternatives to the patients of the Allied Practices. During 1999, OA Finance funded 253 loans to patients for a total value of $0.9 million and had $1.0 million of loans outstanding as of December 31, 1999.

     The Company intends to continue to expand its network of Allied Practices and to target orthodontic and pediatric dental practices that management believes are leading practices in their markets based upon a variety of factors, including size, profitability, historical growth and reputation for high quality care among local consumers of orthodontic services and within the orthodontic and pediatric dental services industry. The Company believes that affiliations with orthodontists will continue to represent the majority of any additional affiliations.

     The Company provides fee-based management or consulting services to its Allied Practices thereby allowing Allied Orthodontists or Dentists to concentrate on providing cost effective, quality patient care. The Company does not practice orthodontics or dentistry, but generally acquires certain operating assets of an orthodontic and pediatric dental practice, employs the employees (except orthodontists and dentists, and where applicable law requires, hygienists and dental assistants), and enters into service or consulting agreements with the Allied Practices whereby the Company provides management or consulting services to the Allied Practices, including billing and collections, cash management, purchasing, inventory management, payroll processing, advertising and marketing, financial reporting and analysis, productivity reporting and analysis, training, associate orthodontist recruiting and capital for satellite office development and acquisitions. Where state law allows and upon request by an Allied Practice, the Company leases equipment or office space to the Allied Practices. Unless otherwise indicated by the context, references herein to practice management services, agreements or rights include consulting or similar arrangements that the Company has or will enter into with certain Allied Practices in order to comply with applicable regulations in certain states regarding practice management.

     For the year ended December 31, 1999, the Company generated an operating profit of $18.9 million on $95.7 million in net revenue.

THE ORTHODONTIC INDUSTRY

     Orthodontics, the art and science of correcting the misalignment of teeth, has historically been one of the most profitable specialties in dentistry. Orthodontic research and education have aided the development of new materials and techniques of orthodontic treatment, including the use of computers to help solve complex cases. In 1998, orthodontists in the United States conducted examinations of nearly 2.7 million potential new patients and initiated treatment for approximately 1.8 million patients. The typical orthodontist initiated treatment for approximately 200 patients in 1998 and maintained approximately 450 active cases. Unless otherwise indicated, industry information is derived from the 1999 Journal of Clinical Orthodontists Orthodontic Practice Study (the "JCO Study") and relates to 1998. The information compiled in the JCO Study relates to orthodontists who have completed accredited graduate orthodontic training programs and does not include general dentists who also perform certain orthodontic services.

     The primary target market for orthodontic treatment is children ages 8 to
18. In 1998, approximately 85% of all patients treated were children. The U.S. Census Bureau estimates that as of November 1, 1999, there were approximately
39.5 million children and adolescents between the ages of 10 and 19. Management believes that as many as 80% of these children and adolescents could benefit from orthodontic treatment. In addition to the traditional juvenile market, the adult market has been a growing market for orthodontic services. Based on statistics obtained from the JCO Study, management believes that the adult market for orthodontic services remains largely untapped, as the number of adults who need or want orthodontic treatment substantially exceeds the number of patients currently seeking treatment. In 1996, standard case fees averaged approximately $3,900 for children and $4,300 for adults.

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

     The U.S. Bureau of the Census projects that between 1998 and 2025 there will be an increase of 8.9 million children under the age of 15. Furthermore, the number of practicing pediatric dentists has decreased from approximately 3,900 in 1990 to approximately 3,600 in 2000. The number of spaces available in pediatric dental training programs has decreased from approximately 200 in 1990 to 160 in 2000. Accordingly, the Company believes that there will be an increased demand for the services of pediatric dentists.

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

     Capitalizing on the Best Demonstrated Practices of Allied
Orthodontists. The Company identifies practice-level strategies that have proven successful for individual Allied Practices and shares this information among other Allied Practices. The Company provides Allied Orthodontists with comparative operating and financial data to enable Allied Orthodontists to detect areas of their practices that could be improved. The Company provides its own analysis of such operating and financial data and recommends changes to improve performance. The Company consults with Allied Practices that have had demonstrated success in a certain area and generally seeks to facilitate communication among Allied Practices through periodic conferences and meetings and, ultimately, through a proprietary web-based system.

     Achieving Operating Efficiencies and Economies of Scale. The Company implements a variety of operating procedures and systems to improve the productivity and profitability of each Allied Practice and to achieve economies of scale including, without limitation, centralized payroll processing and national group purchasing contracts. Operating efficiencies and economies are instituted with the Allied Orthodontist's consent on a per Allied Practice need basis.

     Increasing the Affordability of Professional Care through Flexible Payment Plans. The Company assists Allied Practices in developing and implementing payment plans designed to make orthodontic and pediatric dental services more affordable to prospective patients. Many of the Allied Practices historically received a down payment of approximately 20% of the total cost of orthodontic services. Recognizing that orthodontic services are largely discretionary and that a significant down payment is often a deterrent to prospective patients, the Company believes that flexible payment plans are an effective means of increasing patient volume. Payment plans are tailored to respond to the various market demands and opportunities. The Company makes general recommendations to all Allied Practices with respect to instituting flexible payment plans and develops and implements market-tailored plans at the request of individual Allied Practices. In addition, the Company provides access to working capital necessary for the Allied Practices to implement flexible payment plans which may result in the reduction or elimination of down payments.

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

     Internal Growth through Improved Operating Efficiencies. The Company offers a variety of operating procedures and systems to improve the productivity and profitability of the Allied Practices. The Company implemented payroll processing, financial reporting and analysis, national group purchasing discounted contracts and implements appropriate credit and collection policies which accommodate specific needs of each Allied Practice. Operating efficiencies and economies are instituted on a per Allied Practice need basis.

     Development of Satellite Offices. If management determines market demand supports practice expansion, the Company assists Allied Orthodontists in developing satellite offices to be integrated into Allied Practices. The Company provides a certain amount of capital for practice expansion, market research, site selection, office design and marketing support for satellite office development.

     Affiliations with Existing Practices. The Company targets for affiliations a market that includes approximately half of the orthodontic and pediatric dental practices in the United States (approximately 4,500 orthodontic practices and 1,500 pediatric dental practices), which practices fit the Company model of quality and opportunity for revenue and earnings growth. The Company believes that affiliation will be an attractive option for existing practices, because the Company (i) provides access to capital to open and integrate new offices into existing Allied Practices, (ii) makes available best practice ideas from other Allied Practices, (iii) designs and offers business and clinical systems for Allied Practices, (iv) with the approval of the Allied Orthodontist, employs the necessary business and non-professional personnel for Allied Practices, (v) helps Allied Practices by recommending marketing and advertising strategies, and
(vi) assists Allied Orthodontists with administrative and business related tasks.

PAYMENT PLAN AND CASE FEES

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

LOCATION

     As of December 31, 1999, the Company provided management services to Allied Practices at the following locations:

                                                      NUMBER OF      NUMBER OF    NUMBER OF
                      STATE                         PRACTITIONERS     OFFICES      CITIES
                      -----                         -------------    ---------    ---------
Alabama...........................................         5              8            5
Arizona...........................................         8             11            5
Arkansas..........................................         3              2            2
California........................................        33             54           48
Colorado..........................................         6              4            3
Florida...........................................        21             45           28
Georgia...........................................        25             57           37
Hawaii............................................         2              6            5
Idaho.............................................         1              2            1
Illinois..........................................         2              7            7
Indiana...........................................         9             17           15
Kansas............................................         1              2            1
Kentucky..........................................         2              6            6
Maryland..........................................         6              3            3
Massachusetts.....................................         1              1            1
Michigan..........................................         1              1            1
Minnesota.........................................         3              4            3
Mississippi.......................................         3             10           10
New Mexico........................................         1              1            1
New York..........................................         1              1            1
North Carolina....................................         1              2            1
Ohio..............................................         3              6            4
Oregon............................................         2              3            3
Pennsylvania......................................         1              3            3
South Carolina....................................         4              7            7
South Dakota......................................         2              7            6
Tennessee.........................................         9             10            8
Texas.............................................        12             22           20
Utah..............................................         4              6            6
Virginia..........................................         1              1            2
Washington........................................         4              8            8
Wyoming...........................................        --              1            1
                                                         ---            ---          ---
          Total...................................       177            318          252
                                                         ===            ===          ===

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

     Acquisition Agreements. Each acquisition agreement generally results in the sale by the Allied Practice of its equipment, licenses (to the extent assignable by law), inventory, accounts receivable, furniture and other personal property, or some combination thereof based on applicable state laws or regulations, in exchange for consideration based on the Allied Practice's adjusted patient revenue. The aggregate purchase price paid by the Company is generally payable in cash, shares of Class A Common Stock, or a promissory note as determined by each Allied Practice and the Company. The aggregate consideration, excluding acquisition costs, paid by the Company in connection with the affiliation of the 132 Allied Practices net of consolidation from August 26, 1997 to December 31, 1999 was approximately $177.2 million, comprised of approximately $75.8 million in cash, 8.3 million shares of Class A Common Stock and promissory notes with an initial principal amount of $2.1 million.

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

     Each service agreement is generally not assignable by either party thereto without the written consent of the other party; however, the Company may assign the service agreement without the Allied Practice's consent to any entity under common control with the Company. The Company and the Allied Practice indemnify each other for costs and expenses incurred by the other party that are caused directly or indirectly by, as the case may be, the Company's or the Allied Practice's intentional or negligent acts or omissions. In the case of the Allied Practice's obligation to indemnify the Company, such obligation also applies to intentional or negligent acts and omissions occurring prior to the date of the service agreement. As of December 31, 1999, the Company had entered into service agreements with 70 Allied Practices.

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

     The services provided by the Company to the Allied Practice under each consulting agreement generally include consulting with respect to equipment and office needs; preparing staffing models appropriate for an Allied Practice; advising and training with respect to business systems; purchasing and maintaining inventory; advising with respect to and providing or arranging accounting and bookkeeping services; advising with respect to developing a marketing plan; assessing the financial feasibility of establishing new offices; providing billing and collection services; and assisting the Allied Practice in organizing and developing filing and recording systems. In exchange for such services, the Company receives a consulting fee based on one of the three fee structures described in Management's Discussion and Analysis of Financial Condition and Results of Operations. As of December 31, 1999, the Company had entered into consulting agreements with 62 Allied Practices.

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

     The Company faces substantial competition from other entities as the Company seeks to affiliate with additional practices. The Company is aware of several practice management companies that are focused in the area of orthodontics and dental specialists. Additional entities may enter this market and compete with the Company. Certain of these competitors have greater financial or other resources than the Company.

EMPLOYEES

     As of December 31, 1999, the Company employed approximately 1,070 persons, including 960 full-time employees. None of the Company's employees is represented by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

INTELLECTUAL PROPERTY

     The Company has obtained trademark registrations from the U.S. Patent and Trademark Office for its service marks "OrthAlliance" and "PedoAlliance." Management intends to continue to utilize the service marks, as allowed by applicable law, in the Company's marketing and advertising campaigns and in connection with the Company's services.

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

ITEM 2. PROPERTIES.

     The Company leases approximately 8,978 square feet of office space in Torrance, California for its headquarters. In addition, the Company leases office space for certain Allied Practices. The Company's aggregate monthly lease or rent payments was approximately $0.7 million as of December 31, 1999. See note 13 to the Company's financial statements.

ITEM 3. LEGAL PROCEEDINGS.

     As of December 31, 1999, the Company did not have any pending legal proceedings that separately, or in the aggregate, if adversely determined, would have a material adverse effect on the Company. The Company and its Allied Practitioners may, from time to time, be involved in litigation or administrative proceedings arising in the normal course of business. Management believes that the final outcome of all legal matters pending and in prospect will not have a material adverse affect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company's Class A Common Stock is traded on The Nasdaq Stock Market's National Market System under the symbol "ORAL." There is no established public trading market for the Company's Class B Common Stock. No transfers are permitted of Class B Common Stock, except to the Class B stockholder's spouse, parents, siblings, lineal descendants, trusts for the benefit of any such individual or as determined by laws of descent or wills. The high and low prices of the Company's Class A Common Stock as reported on The Nasdaq Stock Market during each quarter from January 1, 1998 are shown below:

                                                              HIGH      LOW
                                                              ----      ---
1998
First Quarter...............................................   14 1/8    9 1/8
Second Quarter..............................................   17 1/4   13 7/8
Third Quarter...............................................   14 1/8    7 1/2
Fourth Quarter..............................................   13 7/8    7
1999
First Quarter...............................................   11 7/8    7
Second Quarter..............................................    8 1/8    7
Third Quarter...............................................    7 7/16   6 1/16
Fourth Quarter..............................................    9 5/16   6 1/16

     At March 23, 2000, the last reported sale price of the Class A Common Stock was $7.19 per share and there were approximately 112 record holders of Class A Common Stock and 61 record holders of Class B Common Stock.

     Except for the payment in August 1997 of $13.8 million cash consideration paid to the initial 55 Allied Practices which was recorded as a cash dividend, the Company has never declared and paid any dividends on either its Class A Common Stock or its Class B Common Stock. The Company expects that future earnings, if any, will be retained for the growth and development of the Company's business and, accordingly, the Company does not anticipate that any dividends will be declared or paid on the Class A Common Stock or Class B Common Stock for the foreseeable future. The declaration, payment and amount of future dividends, if any, will depend upon the future earnings, results of operations, financial position and capital requirements of the Company, among other factors, and are limited by the Company's credit agreement.

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

ITEM 6. SELECTED FINANCIAL DATA.

     The selected statement of operations data for the years ended December 31, 1999, 1998 and 1997 and the selected balance sheet data as of December 31, 1999, 1998 and 1997 are derived from the Company's audited consolidated financial statements included elsewhere in this Form 10-K. The Company's historical results are not necessarily indicative of the results that maybe achieved for any other period. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included in this Form 10-K.

                                                                      YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 1999           1998           1997
                                                              -----------    -----------    -----------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                                              AMOUNTS)
Statement of Operations Data:
Net revenues................................................    $95,703        $74,387        $18,081
Income before income taxes..................................     16,887         13,658            105 (1)
Net income (loss)...........................................      9,583          7,535           (736)(1)
Basic and diluted net income (loss) per share...............       0.72           0.58          (0.18)
Weighted average number of common stock shares outstanding
  (diluted).................................................     13,283         13,044          4,026

---------------
(1) Includes non-recurring compensation expense.

                                                                  YEARS ENDED DECEMBER 31,
                                                      -------------------------------------------------
                                           AT IPO      1997(3)       1998         1999         TOTAL
                                           -------    ---------    ---------    ---------    ----------
                                                       (DOLLARS IN THOUSANDS EXCEPT NON-REVENUES DATA)
Supplemental operating data since the IPO
  includes the following:
Operating Data:
Annual patient revenues at affiliation,
  net(2).................................  $60,400     $10,826      $38,761      $36,008      $145,995
Number of practitioners, net.............       82          17           38           40           177
Number of offices, net...................      147          31           67           73           318
Additional states represented............       16           2           11            3            32

---------------
(2) Excludes same-store growth.

(3) Represents period subsequent to IPO, 8/26/97 to 12/31/97.

                                                                AS OF DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------    ---------
                                                              (DOLLARS IN THOUSANDS)
Balance Sheet Data:
Working capital.............................................   $ 21,530      $13,235
Total assets................................................    135,259       88,580
Non-current liabilities.....................................     50,579       16,215
Stockholders' Equity........................................     67,812       59,256

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto for the years ended December 31, 1999, 1998 and 1997.

GENERAL

     The Company began providing practice management services to Allied Practices in the United States on August 26, 1997. The initial 55 Allied Practices included 82 Allied Orthodontists operating 147 offices in 16 states. By the end of 1997, the Company had affiliated with 11 new practices, including 17 additional orthodontists operating out of 31 new locations. In 1998, the Company affiliated with 30 new practices, including 38 additional orthodontists and pediatric dentists operating out of 67 locations. In 1999, the Company affiliated with 36 new practices, including 40 additional orthodontists and pediatric dentists operating out of 73 locations. The Company anticipates that future growth will come from new affiliations, satellite expansion of Allied Practices, development of new orthodontic practices and through improved operating efficiencies.

     The Company derives net revenues by providing services pursuant to long-term service agreements or consulting agreements (collectively, "Management Agreements") with Allied Practices. The Company provides management or consulting services to each Allied Practice and assumes substantially all operating expenses except for compensation to the Allied Orthodontists and other employees that the Company cannot employ according to applicable state laws. In exchange for assuming these expenses and providing services, the Company records revenues in amounts equal to the assumed expenses plus a service fee or consulting fee, as described below. In general, the Management Agreements provide for the recognition of fees to the Company based on a negotiated percentage of the "Adjusted Patient Revenue" of Allied Practices. The timing of the payment of such service fees is based upon cash collected. Adjusted Patient Revenue is net patient revenue, as determined under generally accepted accounting principles, including certain accrual adjustments, including those related to patient prepayments, and adjustments for contractual allowances and other discounts, plus an adjustment for uncollectible accounts.

     Patient revenue is recognized as services are performed. For orthodontic services, approximately 20% of the orthodontic contract revenues are recognized at the time of initial treatment. The balance of the contract revenue is realized evenly over the remaining treatment period. The 20% estimated revenue at the initial treatment date is based on the estimated costs incurred by the practice at that time as compared to the total costs of providing the contracted services and is consistent with industry standards. The percentage includes the estimated costs of diagnosis and treatment plan development, initial treatment by orthodontic personnel, orthodontic supplies, and associated administrative services. Net revenues also include the amortization of patient prepayments that were originally recorded at the affiliation date of the respective Allied Practice.

     The service fee is earned and paid monthly to the Company by each Allied Practice using one of three different fee structures set forth in the Management
Agreements:

          (i) a designated percentage ranging from 13.5% to 20% of Adjusted Patient Revenue. The average designated percentage is 17% for the Allied Practices subject to this fee structure. In some cases, the Allied Practice must guarantee a minimum level of management fees to be paid by the Allied Practice for a portion of the agreement ranging from one to 25 years.

          (ii) a designated percentage of Adjusted Patient Revenue, ranging from 14% to 17%, subject to an annual adjustment based upon improvements in the Allied Practice's operating margin in the most recent calendar year as compared with the immediately preceding calendar year. No annual adjustment will be made which would result in reducing the designated percentage below the percentage applicable during the first year of the Management Agreement. Operating margin is defined as the percentage determined by dividing operating profit by Adjusted Patient Revenue. Operating profit is equal to Adjusted Patient Revenue less operating expenses, excluding the management fee and such expenses associated with the Allied Practices which the Company is prohibited from incurring, primarily consisting of orthodontist compensation. The average designated percentage is 16.2% for the Allied Practices subject to this fee structure.

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

RESULTS OF OPERATIONS

     The consolidated results of operations of the Company for the years ended December 31, 1999, 1998 and 1997, include net income of $9.6 million on revenues of $95.7 million, net income of $7.5 million on revenues of $74.4 million and a net loss of $0.7 million on revenues of $18.1 million, respectively. For the years 1999, 1998 and 1997, the Company had income before taxes of $16.9 million, $13.7 million and $0.1 million, respectively. Because the year ended December 31, 1997 reflects the results of operations for the period August 26, 1997 to December 31, 1997 and includes non-recurring compensation expense in the amount of $3.4 million, direct year-to-year comparisons to 1997 may not be meaningful.

     The following table sets forth certain selected condensed consolidated income statement data for the periods indicated in thousands of dollars and as a percentage of total net revenues:

                                                       YEARS ENDED DECEMBER 31,
                                       --------------------------------------------------------
                                             1999                1998                1997
                                       ----------------    ----------------    ----------------
Net Revenues.........................  $95,703    100.0%   $74,387    100.0%   $18,081    100.0%
                                       -------    -----    -------    -----    -------    -----
Costs and expenses:
Salaries and benefits................   28,423     29.7     22,880     30.8      5,771     31.9
Orthodontic and dental supplies......    9,438      9.9      7,436     10.0      1,684      9.3
Rent.................................    8,252      8.6      6,327      8.5      1,751      9.7
                                       -------    -----    -------    -----    -------    -----
          Total direct expenses......   46,113     48.2     36,643     49.3      9,206     50.9
General and administrative...........   26,686     27.9     21,456     28.8      5,403     29.9
Depreciation and amortization........    3,983      4.1      2,426      3.3        245      1.4
Non-recurring organizer Compensation
  expense............................       --       --         --       --      3,392     18.8
                                       -------    -----    -------    -----    -------    -----
          Total operating expenses...   76,782     80.2     60,525     81.4     18,246    101.0
                                       -------    -----    -------    -----    -------    -----
Operating income (loss)..............   18,921     19.8     13,862     18.6       (165)    (1.0)
Interest expense.....................   (2,450)    (2.6)      (555)    (0.8)        --       --
Interest income......................      416      0.4        351      0.5        270      1.5
                                       -------    -----    -------    -----    -------    -----
Income before income taxes...........   16,887     17.6     13,658     18.3        105      0.5
Provision for income taxes...........    7,304      7.6      6,123      8.2        841      4.6
                                       -------    -----    -------    -----    -------    -----
Net income (loss)....................  $ 9,583     10.0    $ 7,535     10.1    $  (736)    (4.1)
                                       =======    =====    =======    =====    =======    =====

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

  Net Income and Operating Income

     Net income for the year ended December 31, 1999 increased 27.2% to $9.6 million from $7.5 million from 1998. Operating income for the year ended December 31, 1999 increased 36.5% to $18.9 million from $13.9 million from 1998. The increase in net income and operating income for the year ended December 31, 1999 is attributable to an overall increase in net revenues related to Allied Practice acquisitions, internal same store growth and a reduction of expenses as a percentage of net revenues.

  Net Revenues

     Net revenues increased 28.7% from 1998 to 1999, from $74.4 million to $95.7 million. The increase in net revenues is primarily due to an increase in affiliations of Allied Practices together with an increase of approximately 9% attributed to internal growth of comparable existing practices. Net revenues as reported by the Company include the Company's contractual service or consulting fee based in part on adjusted patient revenues, as well as reimbursed expenses of the Allied Practices.

  Operating Expenses

     Total operating expenses increased 26.9% to $76.8 million, or 80.2% of net revenues, for the year ended December 31, 1999 from $60.5 million, or 81.4% of net revenues, from the prior year.

     Direct expenses including salaries and benefits, orthodontic and dental supplies and rent increased 25.8% to $46.1 million, or 48.2% of net revenues, for the year ended December 31, 1999 from $36.6 million, or 49.3% of net revenues from the prior year. Direct expenses have increased in absolute dollars as a result of the affiliation of additional Allied Practices during the periods as well as the expansion and growth of previously existing Allied Practices. The decrease in direct expenses as a percentage of 1999 net revenues is primarily attributable to economies of scale related to salaries and benefits and other direct expenses.

     Salaries and benefits increased 24.2% to $28.4 million, or 29.7% of net revenues, for the year ended December 31, 1999 from $22.9 million, or 30.8% of net revenues from the prior year. The decrease in salaries and benefits as a percentage of revenues is a result of a significant number of current year practice affiliations whereby their employees remained employees of the Allied Practice's professional corporations. Accordingly, for these practices, salary and benefit expenses are not reported by the Company. The Company expects that in future periods salaries and benefits will increase in absolute dollars, but may vary as a percentage of net revenues.

     General and administrative expenses, consisting primarily of administrative operating costs, non-rent facility costs, professional fees and overhead costs, increased 24.4% to $26.7 million, or 27.9% of net revenues, for the year ended December 31, 1999 from $21.5 million, or 28.8% of net revenues, from the prior year. General and administrative expenses have shown an increase in absolute dollars primarily related to the acquisition of additional Allied Practices during the period as well as the expansion and growth of previously existing Allied Practices offset by reductions in marketing, advertising and other costs.

  Depreciation and Amortization

     Depreciation and amortization expense increased approximately $1.6 million in 1999 from 3.3% to 4.1% of net revenues from the prior year. This increase was attributable to the increase in intangible assets associated with the affiliation of Allied Practices in 1999. Intangible assets increased from $50.9 million to $83.6 million from 1998 to 1999. Depreciation and amortization expense primarily relates to the depreciation of capital assets and the amortization of excess cost over the fair value of net assets acquired (goodwill) and certain other intangibles. The Company's policy is to amortize goodwill over the expected period to be benefited, not to exceed the term of the Management Agreements. For the years ended December 31, 1999 and 1998, depreciation and amortization expense approximates $4.0 million and $2.4 million, respectively.

  Interest Expense

     For the years ended December 31, 1999 and 1998, interest expense was approximately $2.5 million and $0.6 million, respectively and represents interest charges on the Company's borrowings on its revolving line of credit. The increase was primarily due to increased borrowings under the revolving line of credit in support of Allied Practices affiliated during the period. Company borrowings under the line of credit increased from $15.5 million at December 31, 1998 to $47.5 million as of December 31, 1999 (See "Liquidity and Capital Resources").

  Provision for Income Taxes

     Provision for income taxes for 1999 and 1998 approximates $7.3 million and $6.1 million, respectively. A reconciliation of the provision for income taxes for the years ending December 31, 1999, 1998 and 1997 to the amount computed at the Federal statutory rate is included in Note 14 of Notes to Consolidated Financial Statements. The Company's effective income tax rates for the years ended December 31, 1999 and 1998 were higher than the statutory tax rate primarily due to the amortization of certain intangible assets which were not deductible for income tax purposes. The effective tax rate was 43% for the year ended December 31, 1999 compared to 45% for the comparable period in 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Because the year ended December 31, 1997 reflects the results of operations for the period August 26, 1997 to December 31, 1997 and includes non-recurring compensation expense in the amount of $3.4 million, direct year-to-year comparisons to 1997 may not be meaningful.

  Net Revenues

     Revenues increased 311% from 1997 to 1998, due to 1997 being a partial year. A comparison of net revenues for the first full quarter of operations from year-to-year (4th quarter 1997 to 4th quarter 1998) shows a 50% increase in net revenues. This was attributable to the new affiliations of Allied Practices during 1998 and to an increase in internal growth. Net revenues reported by the Company is derived by applying the appropriate management fee percentage against adjusted patient revenues and includes reimbursed operating expenses.

  Direct and General & Administrative Expenses

     From 1997 to 1998, direct and general & administrative expenses as a percentage of net revenue, remained at a fairly constant level as a percentage of net revenues. The operating expense categories are consistent with management's expectations.

  Depreciation and Amortization

     Depreciation and amortization expense in 1998 increased approximately $2.2 million from 1.4% of net revenues to 3.3% of net revenue from the prior year. This increase was attributable to the increase in intangible assets associated with the affiliation of Allied Practices in 1998. Intangible assets increased from $11.3 million to $50.9 million from 1997 to 1998. Depreciation and amortization expense primarily relates to the depreciation of capital assets and the amortization of excess cost over the fair value of net assets acquired (goodwill) and certain other intangibles. The Company's policy is to amortize goodwill over the expected period to be benefited, not to exceed the term of the Management Agreements. For the years ended December 31, 1998 and 1997, depreciation and amortization were $2.4 million and $0.2 million, respectively.

  Non-recurring Organizer Compensation Expense

     Effective prior to the closing of the initial public offering of shares of OrthAlliance's Class A Common Stock ("IPO"), Premier Orthodontic Group, Inc. ("POG") and US Orthodontic Care, Inc. ("USOC") merged with and into OrthAlliance, and the Company succeeded to the rights and obligations of both USOC and POG. In connection with the IPO, compensation expenses were incurred by USOC and POG during the period from inception (October 21, 1996) through August 26, 1997. In the second quarter of 1997, the Company issued warrants to owners of certain Allied Practices, and certain officers and consultants for their assistance in recruiting orthodontists to the Company and in completing the IPO. In addition, warrants held by a director and a consultant to purchase a total of 225,000 shares of USOC stock converted into warrants to purchase an equal number of shares of the Company's Class A Common Stock. Accordingly, the Company recorded compensation expense of $3.4 million related to warrants during 1997.

  Interest Expense

     For the years ended December 31, 1998 and 1997, interest expense was $0.6 million and $0, respectively and represents interest charges on the Company's borrowings on its revolving line of credit. The outstanding balance of this line of credit was $15.5 million at December 31, 1998. See further discussion in the Liquidity and Capital Resources section below.

  Provision for Income Taxes

     Provision for income taxes for 1998 and 1997 were $6.1 million and $0.8 million, respectively. A reconciliation of the provision for income taxes for the years ending December 31, 1998 and 1997 to the amount computed at the Federal statutory rate is included in Note 14 of Notes to Consolidated Financial Statements. The Company's effective income tax rate for 1998 and 1997 was higher than the statutory rate primarily due to the non-deductibility for income tax purposes of the organizer compensation expense in 1997 and the amortization of goodwill in 1998.

QUARTERLY OPERATING RESULTS

     The Company's unaudited quarterly operating information (amounts in thousands, except per share amounts) for 1999, 1998 and 1997 is shown in the following table. The Company began operations in the third quarter of 1997, but the Company recognized non-recurring organizer expense related to warrants, described above, in the second and third quarters. The fourth quarter of 1997 represents the only quarter of 1997 when the Company was fully operational.

                                                                 QUARTERS ENDED
                                          -------------------------------------------------------------
                                          MARCH 1999    JUNE 1999    SEPTEMBER 1999     DECEMBER 1999
                                          ----------    ---------    --------------    ----------------
Net revenues............................   $21,302       $23,860        $24,286            $26,255
Operating income........................     4,128         4,737          5,049              5,007
Provision for income taxes..............     1,687         1,997          1,877              1,743
Net income..............................     2,134         2,356          2,581              2,512
Basic and diluted net income per
  share.................................   $  0.16       $  0.18        $  0.19            $  0.19

                                                                  QUARTERS ENDED
                                            ----------------------------------------------------------
                                            MARCH 1998    JUNE 1998    SEPTEMBER 1998    DECEMBER 1998
                                            ----------    ---------    --------------    -------------
Net revenues..............................   $14,650       $18,712        $20,042           $20,983
Operating income..........................     2,795         3,254          3,795             4,018
Provision for income taxes................     1,271         1,399          1,627             1,826
Net income................................     1,621         1,859          2,072             1,983
Basic and diluted net income per share....   $  0.13       $  0.14        $  0.16           $  0.15

                                                                  QUARTERS ENDED
                                            ----------------------------------------------------------
                                            MARCH 1997    JUNE 1997    SEPTEMBER 1997    DECEMBER 1997
                                            ----------    ---------    --------------    -------------
Net revenues..............................     $--         $    --         $4,054           $14,027
Operating income (loss)...................      --          (2,271)            47             2,346
Provision for income taxes................                                   (199)            1,040
Net income (loss).........................      --          (2,271)          (377)            1,521
Basic and diluted net income (loss) per
  share...................................     $--         $   N/A         $(0.08)          $  0.13

SEASONALITY

     Most patients who seek orthodontic treatment are children and young adults, although the number of adults seeking treatment has been increasing in recent years. Based upon information provided by the Allied Practices, and based upon the results of operations in 1999, 1998 and 1997, the Company generally experiences an increase in new patient volume during the summer months when children are not in school. The Company also expects the lowest volume of patient starts during the Christmas holiday season when children are on vacation and when many of the Allied Practices are closed. Since the Company recognizes 20% of all patients contracts as revenue in the month treatment begins, the Company expects higher patient revenue in the third quarter and lower patient revenue in the fourth quarter. Accordingly, the Company may see an increase or decrease in service fee revenues during these periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations to date primarily through cash from operations, the Company's line of credit and other available capital sources. This capital is used for affiliations with new Allied Practices, development of Allied Practice enhancements, development of Allied Practice satellite offices, capital asset additions, and general working capital. The Company's financial position remains strong with working capital increasing 62.7% to $21.5 million at December 31, 1999 from $13.2 million at December 31, 1998. Stockholders' equity increased 14.4% to $67.8 million at December 31, 1999 from $59.3 million on December 31, 1998.

     The Company's operating activities generated cash of $15.2 million during the year ended December 31, 1999 primarily attributed to net income during the period, increased patient prepayments and other factors which were offset in part by increases in patient and other receivables compared to and $1.2 million during the year ended December 31, 1998. Net cash provided by financing activities approximated $28.1 million in the year ended December 31, 1999 and $16.2 million in the year ended December 31, 1998 and resulted primarily from the proceeds from borrowings under the revolving credit facility. Cash used in investing activities of $35.3 million in the year ended December 31, 1999 consisted of payments in connection with Allied Practices affiliated and capital expenditures, primarily for office and computer equipment used in Company operations. Cash used in investing activities was $26.8 million in the year ended December 31, 1998 and consisted of payments in connection with the affiliation of Allied Practices and capital expenditures, primarily for office and computer equipment used in Company operations. The Company does not currently have any material commitments with respect to any capital expenditures.

     On December 30, 1997, the Company entered into a credit agreement with First Union National Bank to provide a $25 million revolving line of credit. The interest on borrowings accrues at either the bank's prime rate or LIBOR, plus a margin. Amounts borrowed are secured by security interests in the Company's assets, which include accounts receivable, Management Agreements and the capital stock of the Company's wholly-owned subsidiaries. The Company expanded the credit facility ("the Revolving Credit Facility") on March 26, 1999 from $25 million to $55 million. The agreement terminates on March 26, 2002. As of December 31, 1999 and 1998, the outstanding balance under this credit facility was $47.5 million and $15.5 million, respectively. The Company believes that it will be able to renew its Revolving Credit Facility or obtain alternate financing on reasonable terms. However, there can be no assurance that the Company will be able to renew or replace its Revolving Credit Facility or obtain alternate financing on reasonable terms, if at all. The Company is currently in compliance or has received proper lender consents with all terms of this facility.

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

     For the year ended December 31, 1999, the Company acquired certain operating assets of, or the stock in entities that held certain operating assets of, 36 additional Allied Practices. The total consideration paid for these Allied Practices was $39.5 million, of which $33.0 million was paid in cash, $5.7 million in long term notes payable and the balance through the issuance of 93,584 shares of Class A Common Stock, pursuant to a Registration Statement on Form S-4 (No. 333-53415).

     Subsequent to December 31, 1999 the Company used $5.5 million of its available revolving credit facility to acquire substantially all of the assets of New Image Orthodontic Group, Inc. ("New Image") a Georgia Corporation based in Atlanta, Georgia. In connection with the transaction the Company also issued approximately $12.9 million in promissory notes, with interest rates ranging from 9% to 10%, repayable over a one to five year period and the assumption of approximately $13.4 million of existing debt due to former New Image orthodontic practices, repayable over the next five years at interest rates approximating 9%. The Company will transition New Image into its business operations. Although management is confident that the transition will be successful, there are no assurances that certain matters outside management's control will not occur, delaying successful integration of the New Image business operation, and having an unfavorable impact on operations and working capital. The Company believes that funds available to the Company will be sufficient to satisfy the Company's projected working capital and debt obligation needs in the normal course of business through March 2002. However, there are no assurances that actual results will not differ materially from those contemplated or that adequate capital will be available to the Company in the future at reasonable cost. See "Acquisition of New Image Orthodontic Group, Inc." and "Footnote 19, Notes to Consolidated Financial Statements".

     Capital resources needed to continue acquisition and development efforts will be funded through a combination of cash flows provided by ongoing operations, expansion of the Revolving Credit Facility, the issuance of equity and debt securities, as described in the Company's Form S-4 registration statement which became effective on August 6, 1999, and other sources. Management believes that these sources of capital will be sufficient to meet the Company's capital requirements for the next twelve months. The Company may choose to issue debt or equity to meet its future long-term capital needs, as management deems appropriate. There can be no assurance that the Company will be able to raise such additional working capital on acceptable terms, if at all. In the event the Company is unable to raise additional working capital, further measures would be necessary including, without limitation, the delay, or scale back of its operations, Allied Practice affiliations and development efforts, marketing programs and other actions. Certain of such measures may require third party consents or approvals, including the Company's bank, and there can be no such assurance that such consents or approvals can be obtained.

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

ACQUISITION OF NEW IMAGE ORTHODONTIC GROUP, INC.

     On March 1, 2000 the Company, through OrthAlliance New Image, Inc., a wholly owned subsidiary, closed a purchase and sale agreement with New Image . The Company acquired substantially all the assets of New Image.

     New Image was founded in February 1997 and provides business operations, financial and marketing and administrative services to orthodontic practices across the United States in accordance with long term service agreements. The transaction will be accounted for as a purchase and includes practice management agreements with 36 orthodontic practitioners operating in 50 locations with over $33 million in annualized revenues.

     Collectively, the consideration and transaction costs associated with this transaction totaled approximately $34.4 million. Of this amount, $5.5 million was paid in cash, approximately $13.4 million of debt was assumed and $12.9 million in promissory notes were issued to the sellers, with interest rates ranging from 9% to 10%.

     The Company will transition New Image into its business operations. Although management is confident that the transition will be successful, there are no assurances that certain matters outside of management's control will not occur, delaying successful integration of the New Image business operation, and having an unfavorable impact on operations and working capital. The Company believes that funds available to the

Company will be sufficient to satisfy the Company's projected working capital and debt obligation needs in the normal course of business through March 2002. However, there are no assurances that actual results will not differ materially from those contemplated or that adequate capital will be available to the Company in the future at reasonable cost.

STOCK REPURCHASE PLAN

     On September 8, 1999 the Company announced the extension of its Common Stock Repurchase Program to repurchase up to $5 million of its Class A Common Stock. The Company had previously announced the program on October 22, 1998. The Company is authorized to purchase shares on the NASDAQ National Market at prevailing prices through December 2000. During 1999, the Company had repurchased 0.2 million shares amounting to $1.7 million under this program. Payments for such share repurchases come from operating cash flow and/or borrowings under the Revolving Credit Facility. The timing and the amount of shares to be purchased will be determined based on the evaluation of working capital needs and stock market conditions. Subsequent to December 31, 1999 the Company has acquired 0.3 million shares of its Common Stock at a cost of approximately $1.9 million.

YEAR 2000

     The Company did not experience any system failures or any material effects that would impact the Company's financial condition or results of operations as a result of any Year 2000 issues. Because the Company started operations in August 1997, most of the corporate office systems were already Year 2000 compliant. Accordingly, any costs associated with Year 2000 upgrade were not significant. Currently, the Company has assessed its Year 2000 position and does not expect any future problems relating to any Year 2000 issues that would have a material impact on the Company's operations or financial condition.

NEW ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants issued a Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which is effective for the fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 did not have a material effect on the Company's financial position or its results of operations.

     In January 1999 the Company implemented Statement of Position 98-5 ("SOP 98-5") "Reporting on Costs of Start-up Activities." The SOP requires net costs of start-up activities, including organizational costs, to be expensed as incurred. In addition, the SOP requires that previously capitalized start-up costs be expensed upon the effective date. The Company does not have any start-up costs capitalized as of December 31, 1999.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

     The Company has adopted Staff Accounting Bulletin Number 101, Revenue Recognition Issues, issued December 3, 1999 ("SAB 101"). This pronouncement states that revenue is generally realized or realizable and earned when all of the following criteria are met: i) pervasive evidence of an arrangement exists,
ii) delivery has occurred or services rendered, iii) the seller's price to the buyer is fixed or determinable and iv) collectibility is reasonably assured. The adoption of SAB 101 did not have a material impact on the Company's financial position or the results of its operations.

INFLATION

     The Company does not believe that inflation has had a material effect on the results of operations and during the past three years. There can be no assurance that the Company's business will not be affected by inflation in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company does not have any derivative financial instruments as of December 31, 1999. Further, the Company is not exposed to interest rate risk as the Company's revolving line of credit agreement has a variable interest rate. Therefore, the fair value of these instruments is not affected by change in market interest rates. The Company believes that the market risk arising from holdings of its financial instruments is not material.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's Consolidated Financial Statements, together with the independent public accountant's report thereon of Arthur Andersen LLP, dated February 17, 2000 begin on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information contained under the heading "Information Concerning Directors" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on June 1, 2000 (the "2000 Proxy Statement"), to be filed with the commission not later than 120 days after the end of the registrant's fiscal year, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information contained under the heading "Executive Compensation" in the 2000 Proxy Statement, to be filed with the commission not later than 120 days after the end of the registrant's fiscal year, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information contained under the headings "Information Concerning Directors" and "Principal Stockholders" in the 2000 Proxy Statement, to be filed with the commission not later than 120 days after the end of the registrant's fiscal year, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained under the heading "Certain Transactions" in the 2000 Proxy Statement, to be filed with the commission not later than 120 days after the end of the registrant's fiscal year, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents as filed as part of this registrant:

          (1) Financial Statements

     The list of consolidated financial statements contained in the accompanying Index to Consolidated Financial Statements covered by the Report of Independent Public Accountants is herein incorporated by reference.

          (2) Financial Statement Schedules

     The list of financial statement schedules contained in the accompanying Index to Consolidated Financial Statements is incorporated by reference. All other schedules are omitted because they are not applicable or the required format is included in the Consolidated Financial Statements and Notes thereto.

          (3) Exhibits

     The list of exhibits on the accompanying Exhibit Index is herein incorporated by reference.

                                 EXHIBIT INDEX

EXHIBIT                          DESCRIPTION
-------                          -----------
  2.1    Agreement and Plan of Merger between the Company, USOC and
         POG (incorporated by reference to Exhibit 2.1 of the
         Company's Registration Statement on Form S-1, Registration
         No. 333-27143, as amended).
  3.1    Amended and Restated Certificate of Incorporation of the
         Company (incorporated by reference to Exhibit 3.1 of the
         Company's Registration Statement on Form S-1, Registration
         No. 333-27143, as amended).
  3.2    Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration
         Statement on Form S-1 Registration No. 333-27143, as
         amended).
  4.1    Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration
         Statement on Form S-1, Registration No. 333-27143, as
         amended).
  4.2    Amended and Restated Certificate of Incorporation of the
         Company, including, without limitation Section 4
         (incorporated by reference to Exhibit 3.1 of the Company's
         Registration Statement on Form S-1, Registration No.
         333-27143, as amended).
  4.3    Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration
         Statement on Form S-1 Registration No. 333-27143, as
         amended).
 10.1    Form of Purchase and Sale Agreement between the Company and
         Allied Practices (incorporated by reference to Exhibit 2.2 of the Company's Registration Statement on Form S-1,
         Registration No. 333-27143, as amended).
 10.2    Form of Stock Purchase and Sale Agreement between the
         Company and Stockholders of the initial Allied Practices
         (incorporated by reference to Exhibit 2.4 of the Company's
         Registration Statement on Form S-1, Registration No.
         333-27143, as amended).
 10.3    Form of Stock Purchase and Sale Agreement between the
         Company and the Stockholders of the Allied Practices
         (incorporated by reference to Exhibit 10.4 of the Company's
         Annual Report on Form 10-K for the fiscal Year ended
         December 31, 1997).
 10.4    Form of Agreement and Plan of Reorganization between the
         Company, Allied Practices and the Stockholders of the Allied
         Practices (incorporated by reference to Exhibit 2.3 of the
         Company's Registration Statement on Form S-1, Registration
         No. 333-27143, as amended).
 10.5    Form of Service Agreement between the Company and Allied
         Practices (Fixed Percentage Fee) (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on
         Form S-1, Registration No. 333-27143, as amended).

EXHIBIT                          DESCRIPTION
-------                          -----------
 10.6    Form of Service Agreement between Company and Allied
         Practices (Variable Percentage Fee) (incorporated by
         reference to Exhibit 10.2 of the Company's Registration
         Statement on Form S-1, Registration No. 333-27143, as
         amended).
 10.7    Form of Consulting and Business Services Agreement between the Company and Allied Practices (Variable Percentage Fee)
         (incorporated by reference to Exhibit 10.3 of the Company's
         Registration Statement on Form S-1, Registration No.
         333-27143, as amended).
 10.8    Form of Consulting and Business Services Agreement between the Company and Allied Practices (Fixed Percentage Fee)
         (incorporated by reference to Exhibit 10.4 of the Company's
         Registration Statement on Form S-1, Registration No.
         333-27143, as amended).
 10.9    Form of Consulting and Business Services Agreement between the Company and Allied Practices (Fixed Dollar Fee)
         (incorporated by reference to Exhibit 10.5 of the Company's
         Registration Statement on Form S-1, Registration No.
         333-27143, as amended).
 10.10   1997 Non-Employee Director Stock Plan (incorporated by
         reference to Exhibit 10.6 of the Company's Registration
         Statement on Form S-1, Registration No. 333-27143).
 10.11   Amended and Restated 1997 Employee Stock Option Plan
         (incorporated by reference to Exhibit 10.7 of the Company's
         Registration Statement on Form S-1, Registration No.
         333-27143).
 10.12   1997 Orthodontist Stock Option Plan (incorporated by
         reference to Exhibit 10.13 of the Company's Annual Report on
         Form 10-K for fiscal year ended December 31, 1997).
 10.13   Employment Agreement between the Company and Sam Westover
         (incorporated by reference to Exhibit 10.8 of the Company's
         Registration Statement on Form S-1, Registration No.
         333-27143).
 10.14   Letter Agreement between the Company and Stephen M. Toon
         (incorporated by reference to Exhibit 10.14 of the Company's
         Annual Report on Form 10-K for fiscal year ended December
         31, 1998).
 10.15   Credit Agreement dated December 30, 1997 between the Company and First Union National Bank (incorporated by reference to
         Exhibit 10.16 of the Company's Annual Report on Form 10-K
         for fiscal year ended December 31, 1997).
 10.16   Form of Company Practice Improvement Program Guarantee
         (incorporated by reference to Exhibit 10.17 of the Company's
         Annual Report on Form 10-K for fiscal year ended December
         31, 1997).
 10.17   Credit Agreement dated March 26, 1999 between the Company
         and First Union National Bank, as Agent (incorporated by
         reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for quarter ended March 31, 1999).
 10.18   Letter Agreement between the Company and James C. Wilson
         (incorporated by reference to Exhibit 10.18 of the Company's
         Registration Statement on Form S-4, Registration No.
         333-84197).
 10.19   1999 Orthodontist Stock Option Plan (incorporated by
         reference to Exhibit 4.3 of the Registration Statement on
         Form S-8, Registration No. 333-32392).
 10.20   Purchase and Sale Agreement dated as of February 1, 2000
         between the Company and New Image Orthodontic Group, Inc.
         (incorporated by reference to Exhibit 2.1 of the Current
         Report on Form 8-K, dated March 1, 2000).
 21.1    Subsidiaries of the Registrant.
 23.1    Consent of Arthur Andersen LLP.
 27.1    Financial Data Schedule.
 99.1    Safe Harbor Compliance Statement (incorporated by reference to Exhibit 99.1 of the Company's Annual Report on Form 10-K
         for fiscal year ended December 31, 1997).

     (b) Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the fourth quarter of 1999. The Company filed a Report on Form 8-K on March 15, 2000, which reported that the Company has completed the acquisition of substantially all the assets of New Image Orthodontic Group, Inc., a Georgia corporation based in Atlanta, Georgia. The transaction will be accounted for as a purchase and was effective on March 1, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the 1934 Act, the Company has duly caused this Form 10-K to be signed on behalf of the undersigned, thereunto duly authorized, on March 30, 2000.

                                          ORTHALLIANCE, INC.

                                          By:       /s/ SAM WESTOVER
                                            ------------------------------------
                                                        Sam Westover
                                               President and Chief Executive
                                                           Officer
                                               (Principal Executive Officer)

                                          By:      /s/ JAMES C. WILSON
                                            ------------------------------------
                                                      James C. Wilson
                                                  Chief Financial Officer
                                            (Principal Financial and Accounting
                                                           Officer)

     Pursuant to the Requirements of the 1934 Act, this Form 10-K has been signed below by the following persons in the capacities indicated on March 30, 2000.

              /s/ SAM WESTOVER                                  President,
---------------------------------------------             Chief Executive Officer
                Sam Westover                                   and Director

           /s/ RANDALL K. BENNETT                                Director
---------------------------------------------
             Randall K. Bennett

            /s/ DOUGLAS D. DURBIN                                Director
---------------------------------------------
              Douglas D. Durbin

             /s/ G. HARRY DURITY                                 Director
---------------------------------------------
               G. Harry Durity

            /s/ CRAIG L. MCKNIGHT                                Director
---------------------------------------------
              Craig L. McKnight

            /s/ JONATHAN WILFONG                                 Director
---------------------------------------------
              Jonathan Wilfong

                                                                 Director
---------------------------------------------
            Raymond G.W. Kubisch

            /s/ W. DENNIS SUMMERS                          Chairman of the Board
---------------------------------------------                  and Director
              W. Dennis Summers

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                  AND REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-2
Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 1999 and
     December 31, 1998......................................  F-3
  Consolidated Statements of Operations For the Years Ended
     December 31, 1999, December 31, 1998 and December 31,
     1997...................................................  F-4
  Consolidated Statements of Cash Flows For the Years Ended
     December 31, 1999, December 31, 1998 and December 31,
     1997...................................................  F-5
  Consolidated Statements of Stockholders' Equity For the
     Years Ended December 31, 1999, December 31, 1998 and
     December 31, 1997......................................  F-6
  Notes to Consolidated Financial Statements................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of OrthAlliance, Inc.:

     We have audited the accompanying consolidated balance sheets of OrthAlliance, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OrthAlliance, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          /s/  Arthur Andersen LLP
                                          ARTHUR ANDERSEN LLP

Los Angeles, California
February 17, 2000

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------    -------
Current assets:
  Cash and cash equivalents.................................  $ 11,189    $ 3,226
  Patient receivables, net of allowances of $563 and $435...    10,520      7,765
  Unbilled patient receivables, net of allowances of $382
     and $385...............................................     3,436      3,462
  Amounts due from Allied Practices.........................    10,630      9,880
  Income tax receivable.....................................       509      1,102
  Current deferred tax assets...............................       104        578
  Other current assets......................................     2,010        331
                                                              --------    -------
          Total current assets..............................    38,398     26,344

Property and equipment, net.................................     6,333      4,585
Notes receivable, net of allowances of $38 and $0...........     4,920      3,607
Non-current deferred tax assets.............................     1,486      2,918
Intangible assets, net......................................    83,620     50,912
Other, net..................................................       502        214
                                                              --------    -------
          Total assets......................................  $135,259    $88,580
                                                              ========    =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  2,549    $ 2,417
  Accrued liabilities.......................................     2,299      2,368
  Patient prepayments.......................................     6,240      4,777
  Practice affiliations payable.............................     3,610      1,760
  Deferred tax liabilities..................................       182         --
  Amounts due to Allied Practices...........................     1,988      1,787
                                                              --------    -------
          Total current liabilities.........................    16,868     13,109

Line of credit borrowings...................................    47,500     15,500
Notes payable...............................................     2,144         --
Non-current deferred tax liabilities........................       935        715
                                                              --------    -------
          Total non-current liabilities.....................    50,579     16,215
                                                              --------    -------
          Total liabilities.................................    67,447     29,324
                                                              --------    -------
Commitments and Contingencies
Stockholders' equity (shares in thousands):
  Class A Common Stock, $.001 par value, 70,000 shares
     authorized, 13,198 shares issued and outstanding at
     December 31, 1999 and 1998, respectively...............        13         13
  Class B Common Stock, $.001 par value, 250 shares
     authorized, 249 shares issued and outstanding at
     December 31, 1999 and 1998, respectively...............        --         --
Additional paid-in capital..................................    65,145     65,188
Retained earnings (deficit).................................     5,457     (3,597)
Treasury stock, at cost, 318 and 170 shares at December 31,
  1999 and 1998, respectively...............................    (2,803)    (2,348)
                                                              --------    -------
          Total stockholders' equity........................    67,812     59,256
                                                              --------    -------
          Total liabilities and stockholders' equity........  $135,259    $88,580
                                                              ========    =======

   The accompanying notes are an integral part of these consolidated balance sheets.

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              --------    --------    --------
Net revenues................................................  $95,703     $74,387     $18,081
                                                              -------     -------     -------
Costs and expenses:
  Salaries and benefits.....................................   28,423      22,880       5,771
  Orthodontic and dental supplies...........................    9,438       7,436       1,684
  Rent......................................................    8,252       6,327       1,751
                                                              -------     -------     -------
          Total direct expenses.............................   46,113      36,643       9,206
  General and administrative................................   26,686      21,456       5,403
  Depreciation and amortization.............................    3,983       2,426         245
  Non-recurring organizer compensation expense..............       --          --       3,392
                                                              -------     -------     -------
          Total operating expenses..........................   76,782      60,525      18,246
                                                              -------     -------     -------
  Operating income (loss)...................................   18,921      13,862        (165)
  Interest income...........................................      416         351         270
  Interest expense..........................................   (2,450)       (555)         --
                                                              -------     -------     -------
Income before income taxes..................................   16,887      13,658         105
Provision for income taxes..................................    7,304       6,123         841
                                                              -------     -------     -------
Net income (loss)...........................................  $ 9,583     $ 7,535     $  (736)
                                                              =======     =======     =======
Basic and diluted net income (loss) per share...............  $  0.72     $  0.58     $ (0.18)
                                                              =======     =======     =======
Weighted average number of common shares outstanding (in
  thousands):
     Basic..................................................   13,271      13,006       4,026
                                                              =======     =======     =======
     Diluted................................................   13,283      13,044       4,026
                                                              =======     =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              --------    --------    --------
Cash flows from operating activities:
  Net income (loss).........................................  $  9,583    $  7,535    $   (736)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization...........................     3,983       2,426         245
    Deferred income tax expense (benefit)...................     1,544        (226)       (467)
    Organizer compensation warrants.........................        --          --       2,435
Changes in assets and liabilities, excluding effects of
  acquisitions:
  Increase in patient receivables...........................    (1,149)       (549)       (261)
  Increase in due from Allied Practices.....................      (461)     (7,543)     (2,489)
  Decrease (increase) in income tax receivable..............     1,020      (1,102)         --
  Increase in other assets..................................      (211)       (247)        (37)
  Increase in accounts payable and accrued liabilities......       174         427         126
  (Decrease) increase in due to Allied Practices............      (470)        425       1,090
  Increase in patient prepayments...........................     1,170       1,366         243
  (Decrease) increase in income taxes payable...............        --      (1,307)      1,307
                                                              --------    --------    --------
        Net cash provided by operating activities...........    15,183       1,205       1,456
                                                              --------    --------    --------
Cash flows from investing activities:
  Payment for practice affiliations.........................   (33,019)    (24,477)     (2,063)
  Increase in notes receivables.............................    (2,400)     (2,184)         --
  Principal payments on notes receivable....................     1,087         534          --
  Capital expenditures......................................      (952)       (683)        (69)
  Acquisition of other assets...............................        --          --         (30)
                                                              --------    --------    --------
        Net cash used in investing activities...............   (35,284)    (26,810)     (2,162)
                                                              --------    --------    --------
Cash flows from financing activities:
  Increase in bank overdraft................................        20       1,363         859
  Borrowings on line of credit..............................    50,300      16,500          --
  Repayment of line of credit borrowings and other debt.....   (20,094)     (1,919)     (4,597)
  Proceeds from exercise of stock options...................        --         240          --
  Proceeds from issuance of common stock....................        --          --      31,138
  Treasury shares purchased.................................    (1,743)         --          --
  Dividend paid to shareholders of founding Allied
    Practices...............................................        --          --     (13,759)
  Payment of deferred financing costs.......................      (419)         --        (288)
                                                              --------    --------    --------
        Net cash provided by financing activities...........    28,064      16,184      13,353
                                                              --------    --------    --------
Net increase (decrease) in cash and cash equivalents........     7,963      (9,421)     12,647
Cash and cash equivalents at beginning of period............     3,226      12,647          --
                                                              --------    --------    --------
Cash and cash equivalents at end of period..................  $ 11,189    $  3,226    $ 12,647
                                                              ========    ========    ========
Supplemental cash flow information:
  Cash paid during the year for:
    Interest................................................  $  2,575    $    280    $     42
    Income taxes............................................     6,711       8,774          --
  Non-cash investing and financing activities
    Acquisition of management agreements:
      Fair value of assets acquired.........................    39,532      46,819      25,370
      Less: Issuance of common stock........................      (759)    (19,801)    (14,720)
      Less: Cash paid for practice affiliations.............   (33,019)    (24,477)     (2,063)
      Elimination of predecessor's accumulated deficit......        --          --       2,945
                                                              --------    --------    --------
      Notes payable, affiliation payable and liabilities
       assumed..............................................  $  5,754    $  2,541    $ 11,532
                                                              ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                    (DOLLARS AND SHARE AMOUNTS IN THOUSANDS)

                                              COMMON STOCK
                                    ---------------------------------
                                        CLASS A           CLASS B                 RETAINED     TREASURY STOCK        TOTAL
                                    ---------------   ---------------   PAID-IN   EARNINGS    ----------------   STOCKHOLDERS'
                                    SHARES   AMOUNT   SHARES   AMOUNT   CAPITAL   (DEFICIT)   SHARES   AMOUNT        EQUITY
                                    ------   ------   ------   ------   -------   ---------   ------   -------   --------------
Balances, December 31, 1996.......      --   $  --      --     $  --    $    --   $     --       --    $   --       $     --
Initial public offering of common
  stock...........................   2,990       3      --        --     30,398         --       --        --         30,401
Transfers of certain assets and
  liabilities by founders.........   7,633       7     250        --      1,435      3,363       --        --          4,805
Dividend to Shareholders of
  Founding Allied Practices.......      --      --      --        --         --    (13,759)      --        --        (13,759)
Issuance of common stock for
  intangible assets...............     864       1      --        --     10,278         --       --        --         10,279
Issuance of warrants..............      --      --      --        --      3,038         --       --        --          3,038
Net loss..........................      --      --      --        --         --       (736)      --        --           (736)
                                    ------   -----     ---     -----    -------   --------     ----    -------      --------
Balances, December 31, 1997.......  11,487      11     250        --     45,149    (11,132)      --        --         34,028
                                    ------   -----     ---     -----    -------   --------     ----    -------      --------
Issuance of common stock for
  intangible assets...............   1,640       2      --        --     19,799         --       --        --         19,801
Stock options exercised...........      70      --      --        --        240         --       --        --            240
Conversion to Class A common
  stock...........................       1      --      (1)       --         --         --       --        --             --
Repurchase of common stock........      --      --      --        --         --         --     (170)   (2,348)        (2,348)
Net Income........................      --      --      --        --         --      7,535       --        --          7,535
                                    ------   -----     ---     -----    -------   --------     ----    -------      --------
Balances, December 31, 1998.......  13,198      13     249        --     65,188     (3,597)    (170)   (2,348)        59,256
                                    ------   -----     ---     -----    -------   --------     ----    -------      --------
Issuance of common stock from
  Treasury, for intangible
  assets..........................      --      --      --        --         --       (529)      93     1,288            759
Repurchase of common stock........      --      --      --        --         --         --     (241)   (1,743)        (1,743)
Registration costs................      --      --      --        --        (43)        --       --        --            (43)
Net Income........................      --      --      --        --         --      9,583       --        --          9,583
                                    ------   -----     ---     -----    -------   --------     ----    -------      --------
Balances, December 31, 1999.......  13,198   $  13     249     $  --    $65,145   $  5,457     (318)   $(2,803)     $ 67,812
                                    ------   -----     ---     -----    -------   --------     ----    -------      --------

  The accompanying notes are an integral part of these consolidated financial statements.

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

 1. BUSINESS AND ORGANIZATION

a. ORGANIZATION

     OrthAlliance, Inc. ("OrthAlliance"), a Delaware corporation, was incorporated on October 21, 1996 and provides practice management and consulting services to orthodontic and pediatric dental practices throughout the United States. Effective prior to the closing of the initial public offering of shares of OrthAlliance's Class A Common Stock (the "Offering" or "IPO"), Premier Orthodontic Group, Inc. ("Premier") and US Orthodontic Care, Inc. ("USOC") merged with and into OrthAlliance. In the merger, the outstanding common stock of USOC and Premier converted into shares of Class A Common Stock ("Common Stock") and shares of Class B Common Stock ("Class B Common Stock"). On August 26, 1997, OrthAlliance acquired (the "Acquisitions") simultaneously with the closing of the IPO certain operating assets of or the stock of entities holding certain tangible and intangible assets and assumed certain liabilities of 55 orthodontic practices in exchange for shares of Common Stock and cash. The Acquisitions were accounted for in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 48.

     OrthAlliance's wholly-owned subsidiaries, incorporated in Delaware, include the following: PedoAlliance, Inc. ("PedoAlliance") and OrthAlliance Finance, Inc. ("OA Finance") formed in December 1997. The subsidiaries were formed to provide practice management, patient financing, consulting and other services (collectively "Management Services") to allied orthodontic and pediatric dental practices (the "Allied Practices") or their patients. OrthAlliance, Inc. and its subsidiaries are collectively referred to as "OrthAlliance" or the "Company".

b. AGREEMENTS WITH ALLIED PRACTICES

     The Company is party to management service agreements with the Allied Practices. These are either "Service Agreements" or "Consulting Agreements," collectively "Management Agreements." The type of Management Agreements are determined by the Company and each Allied Practice based primarily on applicable state laws and regulations and are as follows:

  Service Agreements

     The parties to each Service Agreement include the Company and the Allied Practice, which typically is a professional corporation or association owned by the related Orthodontist or Pediatric Dentist. Each Service Agreement generally requires the Company to perform the following services for the Allied Practices: provide and maintain specified furnishings and equipment; provide necessary employees (except Orthodontists and where applicable law requires, hygienists and dental assistants); establish appropriate business systems; purchase and maintain inventory; perform payroll and accounting functions; provide billing and collection services with respect to patients, insurance companies, and third-party payors; arrange certain legal services not related to malpractice litigation; design and execute a marketing plan; advise with respect to new office locations; and manage and organize the Allied Practices' files and records, including patient records where permitted by applicable law. If the Allied Practice lacks sufficient funds to pay its current operating expenses, the Company is also required to advance funds to the Allied Practice for the purpose of paying such expenses. In exchange for performing the services described above, the Company receives a management fee based on one of the three fee structures described in section c. below.

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

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

include a transaction approved by the Company's Board of Directors). Upon the expiration or termination of the Service Agreement, the Allied Practice may, and in certain circumstances must, repurchase for cash (at book value) certain assets, including all equipment, and assume certain liabilities of the Company related to the Allied Practice.

     Service Agreements are generally not assignable by either party thereto without the written consent of the other party; however, the Company may assign the Service Agreement without the Allied Practice's consent to any entity under common control of the Company. The Company and the Allied Practice agree to indemnify each other for costs and expenses incurred by such other party that are caused directly or indirectly by, as the case may be, the Company's or the Allied Practice's intentional or negligent acts or omissions. In the case of the Allied Practice's obligation to indemnify the Company, such obligation also applies to intentional or negligent acts and omissions occurring prior to the date of the Service Agreement.

  Consulting Agreements

     The parties to each Consulting Agreement include the Company and the Allied Practice. Certain provisions of the Consulting Agreement are substantially similar to the Service Agreement, including provisions relating to the Company's obligation to loan funds to the Allied Practice in the event the Allied Practice is unable to pay its current operating expenses, termination of the Consulting Agreement, repurchase of assets and assumption of liabilities by the Allied Practice upon expiration or termination, assignment, and indemnification.

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

c. CALCULATION OF MANAGEMENT FEES

     Management fees are calculated pursuant to the Management Agreements based upon the Allied Practice's adjusted patient revenue calculated on the accrual basis. There are three economic models by which the management fee may be calculated under the two Management Agreements discussed above which are as follows:

          (i) a designated percentage ranging from 13.5% to 20% of Adjusted Patient Revenue. The average designated percentage is 17% for the Allied Practices subject to this fee structure. In some cases, the Allied Practice must guarantee a minimum level of management fees to be paid by the Allied Practice for a portion of the agreement ranging from one to 25 years.

          (ii) a designated percentage of Adjusted Patient Revenue, ranging from 14% to 17%, subject to an annual adjustment based upon improvements in the Allied Practice's operating margin in the most recent calendar year as compared with the immediately preceding calendar year. No annual adjustment will be made which would result in reducing the designated percentage below the percentage applicable during the first year of the Management Agreement. Operating margin is defined as the percentage determined by dividing operating profit by Adjusted Patient Revenue. Operating profit is equal to Adjusted Patient Revenue less operating expenses, excluding the management fee and such expenses associated with the

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Allied Practices which the Company is prohibited from incurring, primarily consisting of orthodontist compensation. The average designated percentage is 16.2% for the Allied Practices subject to this fee structure.

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

     The Company earns revenue by providing services pursuant to Management Agreements with Allied Practices. The Company provides management or consulting services to each Allied Practice and assumes substantially all operating expenses except for compensation to the allied orthodontists and pediatric dentists ("Allied Orthodontists") and other employees that the Company may not employ according to applicable state laws. In exchange for assuming these expenses and providing services, the Company records revenues in amounts equal to the assumed expenses plus a service fee or consulting fee, as described below.

     Patient revenue is recognized as services are performed. For orthodontic services, approximately 20% of the orthodontic contract revenues are recognized at the time of initial treatment. The balance of the contract revenue is realized evenly over the remaining treatment period. The 20% estimated revenue at the initial treatment date is based on the estimated costs incurred by the practice at that time as compared to the total costs of providing the contracted services and is consistent with industry standards. The percentage includes the estimated costs of diagnosis and treatment plan development, initial treatment by orthodontic personnel, orthodontic supplies, and associated administrative services. Net revenues also include the amortization of patient prepayments that were originally recorded at the affiliation date of the respective Allied Practice. The Company recognizes a normal operating margin related to the amortization of the patient prepayments.

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

     Patient receivables are recorded at net realizable value on the date of purchase and subsequent collections are used to pay Allied Practice operating expenses, the Company's management fee, and payments to the Affiliated Practices. Generally, any subsequent uncollectible accounts are recorded as a reduction of net revenues, which reduces the Company's management fees at the applicable fee percentage.

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

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

depository accounts. Advances occur when the Allied Practice operating expenses paid exceed patient revenue earned. Service fees outstanding are generally paid within 30 days.

f. OPERATING EXPENSES OF ALLIED PRACTICES

     The Company is responsible for the payment of all operating expenses incurred by the Allied Practice, except for compensation to affiliated Orthodontists and other expenses of the Allied Practices that the Company is prohibited from paying. Expenses that are the responsibility of the Company include the following: (i) salaries, benefits, payroll taxes, workers compensation, health insurance and other benefit plans, and other direct expenses of all employees of OrthAlliance at each practice office, excluding those costs associated with orthodontists and any other classification of employee which OrthAlliance is prohibited from employing by applicable state laws or regulations; (ii) direct costs of all employees or consultants that provide services to each practice office except for Affiliated Orthodontists and other employees of the Allied Practices that the Company is prohibited from employing, (iii) dental and office supplies as permitted by applicable state laws or regulations, (iv) lease or rent payments as permitted by state laws or regulations, utilities, telephone and maintenance expenses for practice facilities, (v) property taxes on OrthAlliance assets located at Allied Practice offices, (vi) property, casualty, and liability insurance premiums, (vii) orthodontists recruiting expenses, and (viii) advertising and other marketing expenses attributable to the promotion of practice offices.

     All of the above expenses are paid directly to the third party provider of the goods or services indicated. All of the above expenses are incurred by OrthAlliance. Such expenses are classified together with similar expenses of the Company in the consolidated statement of operations. In exchange for incurring these expenses and providing management services, the Company records revenue in amounts equal to those incurred expenses.

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

g. NEW AFFILIATIONS

     For the year ended December 31, 1999, the Company entered into agreements with 36 Allied Practices, 11 of which were pediatric dental practices, to provide management services and acquire certain operating assets for a total consideration (including acquisition costs) of $39.5 million. This consideration consisted of 93,584 shares of Common Stock, from the Treasury, with an aggregate value at various acquisition dates of $0.8 million, payment of $33.0 million in cash, $5.7 million in affiliation and notes payables. These Allied Practices operate 73 locations.

     For the year ended December 31, 1998, the Company entered into agreements with 36 Allied Practices, seven of which were related to pediatric dental practices, to provide management services and acquire certain operating assets for a total consideration (including acquisition costs) of $46.8 million. This consideration consisted of 1,640,492 shares of Common Stock with an aggregate value at various acquisition dates of $19.8 million and payment of $24.5 million in cash and issuance of notes payable of $2.5 million. These Allied Practices operate 70 locations.

     From August 26, 1997 to December 31, 1997, the Company entered into agreements with 11 Allied Practices to provide management services and acquire certain operating assets for a total consideration

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(including acquisition costs) of $12.4 million. This consideration consisted of 863,775 shares of Common Stock with an aggregate value at various acquisition dates of $10.3 million and payment of $2.1 million in cash. The Company also assumed $1.4 million in debt related to the assets acquired. These Allied Practices operate 31 locations.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include OrthAlliance, Inc. and its wholly owned subsidiaries. The Company does not consolidate the operations of the Allied Practices which it manages as the Company's arrangements with its Allied Practices do not meet the requirements for consolidation as set forth in Emerging Issues Task Force consensus opinion 97-2 ("EITF 97-2"). All significant intercompany accounts and transactions have been eliminated in consolidation.

b. USE OF ESTIMATES

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

d. PROPERTY AND EQUIPMENT, NET

     Property and equipment are stated at cost or fair value at acquisition date if acquired upon affiliation with an Allied Practice. Routine maintenance and repairs are expensed when incurred, while costs of improvements and renewals are capitalized. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets or remaining lease terms as follows:

Furniture, fixtures and equipment..................  5 years
Leasehold improvements.............................  Shorter of 3 - 10 years or the related lease term

     Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was approximately $1.2 million, $0.9 million and $0.1 million, respectively.

e. INTANGIBLE ASSETS, NET

     The Management Agreements with Allied Practices include the acquisition of certain tangible and intangible assets and the assumption of certain liabilities of the Allied Practices. The Company allocates the purchase price to the tangible assets acquired and liabilities assumed based on their estimated fair values. Intangible assets related to the Management Agreements are being amortized using the straight-line method over their respective terms. The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining useful life of the intangible assets may warrant revision or that the remaining balance of the intangible assets may not be recoverable. As of December 31, 1999 and 1998, there

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

were no events or circumstances to indicate that any portion of the recorded net intangible assets may not be recoverable.

     Amortization expense related to these intangible assets for the years ended December 31, 1999, 1998 and 1997 was $2.8 million, $1.5 million and $0.1 million, respectively.

f. OTHER, NET

     Other, net consists primarily of deferred costs related to the Company's bank credit facility. These costs are amortized using the straight-line method over the expected period to be benefited. The amortization of deferred costs related to the line of credit borrowings is included in interest expense.

g. NET REVENUES

     Net revenues primarily consist of management fee income and reimbursed practice operating expenses. Such reimbursed practice operating expenses amounted to $68.9 million, $54.4 million and $13.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

h. INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred income taxes are provided for temporary differences in the recognition of certain income and expense items for financial reporting and tax purposes given the provisions of the enacted tax laws.

i. FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of December 31, 1999 and 1998 the carrying amounts of the Company's financial instruments, which include cash and cash equivalents, notes receivable, accounts payable and other accrued liabilities, notes payable to Allied Practices and line of credit borrowings, approximates fair value.

j. NEW ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants issued a Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which is effective for the fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 did not have a material effect on the Company's financial position or its results of operations.

     In January 1999 the Company implemented Statement of Position 98-5 ("SOP 98-5") "Reporting on Costs of Start-up Activities." The SOP requires net costs of start-up activities, including organizational costs, to be expensed as incurred. In addition, the SOP requires that previously capitalized start-up costs be expensed upon the effective date. The Company does not have any start-up costs capitalized as of December 31, 1999.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that entities recognize all derivatives as either assets or

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

liabilities in the statement of financial position and measure those instruments at fair value. The Company does not have any derivative instruments as of December 31, 1999.

     The Company has adopted Staff Accounting Bulletin Number 101, Revenue Recognition Issues, issued December 3, 1999 ("SAB 101"). This pronouncement states that revenue is generally realized or realizable and earned when all of the following criteria are met: i) pervasive evidence of an arrangement exists,
ii) delivery has occurred or services rendered, iii) the seller's price to the buyer is fixed or determinable and iv) collectibility is reasonably assured. The adoption of SAB 101 did not have a material impact on the Company's financial position or the results of its operations.

k. RECLASSIFICATIONS

     Certain prior year reclassifications have been made to conform to classifications used in the current period.

 3. OTHER CURRENT ASSETS

     Other current assets consist of the following:

                                                               DECEMBER 31,
                                                              --------------
                                                               1999     1998
                                                              ------    ----
Short term receivable.......................................  $1,566    $ --
Prepaid expenses and other current assets...................     444     331
                                                              ------    ----
                                                              $2,010    $331
                                                              ======    ====

 4. PROPERTY AND EQUIPMENT, NET

     Property and equipment, net consist of the following:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
Furniture and fixtures...................................  $ 4,007    $ 3,524
Equipment................................................    5,504      3,846
Leasehold improvements...................................    2,420      1,710
Construction in progress.................................      392        273
                                                           -------    -------
                                                            12,323      9,353
Less accumulated depreciation............................   (5,990)    (4,768)
                                                           -------    -------
                                                           $ 6,333    $ 4,585
                                                           =======    =======

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

 5. NOTES RECEIVABLE, NET

     Notes receivable consist of the following:

                                                               DECEMBER 31,
                                                             ----------------
                                                              1999      1998
                                                             ------    ------
Notes receivable from Allied Practices.....................  $3,934    $3,162
Patient loans..............................................   1,024       445
                                                             ------    ------
                                                              4,958     3,607
Allowance for doubtful accounts............................     (38)       --
                                                             ------    ------
                                                             $4,920    $3,607
                                                             ======    ======

     Certain Allied Practices have signed promissory notes due to the Company. Generally, principal and interest payments are due monthly, with interest accruing at prime plus 1%. Generally, these notes have maturity dates ranging from three to five years, are unsecured and are personally guaranteed by the respective practitioners. As of December 31, 1999 and 1998, the prime interest rate was 8.50% and 7.75%, respectively.

     During 1999 and 1998, the Company's wholly-owned subsidiary, OrthAlliance Finance, financed approximately $1.0 million and $0.5 million, respectively, of patient loans from certain Allied Practices. OrthAlliance Finance was formed to provide patient financing options to all Allied Practices. The loans outstanding are generally without recourse and principal and interest are due monthly, with interest rates, varying between 9.9% and 16.9 %, depending on the credit risk of the borrower. The terms of these loans range from one to five years.

 6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following:

                                                               DECEMBER 31,
                                                             ----------------
                                                              1999      1998
                                                             ------    ------
Bank overdrafts............................................  $2,242    $2,222
Accounts payable...........................................     307       195
                                                             ------    ------
                                                             $2,549    $2,417
                                                             ======    ======

                                                               DECEMBER 31,
                                                             ----------------
                                                              1999      1998
                                                             ------    ------
Accrued wages..............................................  $1,055    $  644
Other accrued liabilities..................................   1,244     1,724
                                                             ------    ------
                                                             $2,299    $2,368
                                                             ======    ======

 7. LINE OF CREDIT BORROWINGS

     In December 1997, the Company entered into a $25 million revolving credit facility (the "Revolving Credit Facility") with First Union N.A., that had an expiration date of December 30, 2000. The Company's receivables and its service agreements with the Allied Practices collateralize the Revolving Credit Facility. Under the terms of the Revolving Credit Facility, the Company is required to maintain certain consolidated financial ratios and minimum consolidated net worth amounts. The Revolving Credit Facility also prohibits the Company from incurring certain additional indebtedness, limits certain future acquisitions to $2.0 million per practice and to $50.0 million in any twelve-month period without lender approval, and restricts capital

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

expenditures and cash dividends. The Revolving Credit Facility requires payment of interest at variable rates (bank's prime rate plus up to 1.5% or LIBOR plus up to 2.5%) depending upon the Company's leverage ratio as defined in the Credit Facility. In addition, the Company is charged a commitment fee of up to 0.5% of the unused balance. Effective March 26, 1999, the Company amended the Revolving Credit Facility providing for borrowings of up to $55 million with First Union National Bank, US Bank National Association, and Union Bank of California N.A., under substantially the same terms and conditions as the original agreement. The Revolving Credit Facility is repayable in full on March 26, 2002.

     As of December 31, 1999 and December 31, 1998, the outstanding borrowings under the Revolving Credit Facility was $47.5 million and $15.5 million, respectively. The Company is in compliance with the terms and covenants of the Revolving Credit Facility.

 8. NOTES PAYABLE

     During 1999, the Company issued notes payable to certain Allied Practices in connection with their affiliations. The unsecured note terms range from three to four years with interest rates of 7.0% to 8.0%. Principal payments are due as follows: $0.2 million due in 2002 and $1.9 million in 2003.

 9. CLASS B COMMON STOCK

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

10. PREFERRED STOCK

     The Company is authorized to issue up to 20.0 million shares of preferred stock. The Board of Directors, from time to time and without stockholder action or approval, may fix the relative rights and preferences of the preferred shares, including voting powers, dividend rights, liquidation preferences, redemption rights and conversion privileges. No preferred stock was outstanding as of December 31, 1999 and 1998, respectively.

11. TREASURY STOCK

     During 1999 the Company's common stock repurchase program ("Stock Repurchase Program"), instituted in October 1998, was extended through December 2000. In connection with the program, the Company is authorized to purchase up to $5.0 million in shares on Nasdaq Stock Market's National Market at prices prevailing on that market. The Company uses the cost method to account for treasury stock. During 1999, the Company repurchased 241,286 shares under this Stock Repurchase Plan and none during 1998.

     During 1998, the Company acquired 170,024 shares of its common stock in transactions with certain Allied Practices, with a market valuation at the date of the transactions of $2.3 million. These transactions included a mutual rescission and forgiveness of a note receivable, with a value equal to the shares acquired.

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12. STOCK OPTIONS AND WARRANTS

     The Company has three stock option plans, the Amended and Restated 1997 Employee Stock Option Plan ("Employee Plan"), the 1997 Non-Employee Director Stock Option Plan ("Non-Employee Plan") and the 1997 Orthodontist Stock Option Plan ("Orthodontist Plan"). In addition, the Company issued warrants to certain executives in 1997. Options may be granted as incentive or nonqualified stock options. The Company accounts for the Employee Plan and the Non-Employee Plan under APB Opinion No. 25, under which no expense has been recognized.

     The Company may grant options to purchase up to 2.0 million shares of Common Stock under the Employee Plan, 200,000 shares of Common Stock under the Non-Employee Plan and 300,000 shares of Common Stock under the Orthodontist Plan. The options are issued with exercise prices equal to the Company's stock price at the date of grant. Options granted under the Employee Plan vest over one to five years; are exercisable in whole or in installments; and expire ten years from date of grant. Options granted under the Non-Employee Plan vest over one year; are exercisable in whole or in installments; and also expire ten years from date of grant. Options granted under the Orthodontist Plan vest at grant; are exercisable in whole or in installments; and expire five years from the grant date.

     In connection with the IPO, the Company issued warrants to purchase 593,622 shares of Common Stock with exercise prices ranging from $0.01 to $14.38. The weighted average fair value of the warrants granted was $4.74. The vesting period for those warrants ranged from immediate to one year. These warrants expire five years from date of grant and their weighted average exercise price is $11.01 per warrant. Certain of these warrants have incidental registration rights pursuant to which the Company is obligated to use reasonable efforts to register the shares of Common Stock issued upon their exercise if the Company initiates a public offering and files a registration statement in connection therewith, excluding the registration of shares issued pursuant to an employee stock purchase or option plan or an acquisition or proposed acquisition by the Company.

     The following summarizes stock option and warrant activity of the plans:

                                                                     YEARS ENDED DECEMBER 31,
                                              -----------------------------------------------------------------------
                                                      1999                     1998                     1997
                                              ---------------------    ---------------------    ---------------------
                                              WEIGHTED     NUMBER      WEIGHTED     NUMBER      WEIGHTED     NUMBER
                                              AVERAGE      SHARES      AVERAGE      SHARES      AVERAGE      SHARES
                                              EXERCISE      UNDER      EXERCISE      UNDER      EXERCISE      UNDER
                                               PRICE       OPTION       PRICE       OPTION       PRICE       OPTION
                                              --------    ---------    --------    ---------    --------    ---------
Options and warrants outstanding, Beginning
  of year...................................   $12.55     1,742,154     $11.72     1,243,332     $   --            --
Granted.....................................     7.54       616,642      13.10       664,882      11.72     1,243,332
Exercised...................................       --            --       3.44        70,000         --            --
Forfeited...................................    12.79       168,132      12.24        96,000         --            --
                                               ------     ---------     ------     ---------     ------     ---------
Options warrants outstanding, end of year...   $11.12     2,190,664     $12.55     1,742,214     $11.72     1,243,332
                                               ======     =========     ======     =========     ======     =========
Options warrants exercisable, end of year...   $10.84     1,515,470     $12.50     1,043,514     $11.46       739,732
                                               ======     =========     ======     =========     ======     =========

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The shares under option and warrants at December 31, 1999, were in the following exercise price ranges:

                             OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                 --------------------------------------------   -----------------------------
                    NUMBER                        WEIGHTED         NUMBER         WEIGHTED
                    SHARES      CONTRACTUAL       AVERAGE          SHARES         AVERAGE
EXERCISE PRICE   UNDER OPTION   LIFE (YEARS)   EXERCISE PRICE   UNDER OPTION   EXERCISE PRICE
--------------   ------------   ------------   --------------   ------------   --------------
$ 6.00 -  8.49      569,379          7             $ 7.36          312,585         $ 6.21
  8.50 - 10.99      120,214          4               9.04           61,414           9.18
 11.00 - 13.49    1,090,229          5              12.00          888,729          11.66
 13.50 - 15.99      410,842          7              14.63          252,742          14.06
                  ---------                                      ---------
                  2,190,664                         11.12        1,515,470          10.84
                  =========                                      =========

     In accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), the fair value of option grants is estimated using the Black-Scholes option pricing model for pro forma footnote purposes. The following weighted average assumptions were used for grants:

                                                           DECEMBER 31,
                                            ------------------------------------------
                                                1999            1998           1997
                                            ------------    ------------    ----------
Risk-free interest rate...................  4.62 - 6.92%    4.35 - 5.73%    5.7 - 6.5%
Dividend yield............................       0%              0%             0%
Expected volatility.......................      43%             60%            44%
Expected option life (years)..............       8               9              6

     As permitted by SFAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense has been recognized for its stock option compensation plans. Had the fair value method of accounting been applied to the Company's stock option plans, the tax-effected impact follows:

                                                           YEARS ENDED DECEMBER 31,
                                  ---------------------------------------------------------------------------
                                           1999                      1998                      1997
                                  -----------------------   -----------------------   -----------------------
                                  AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                  -----------   ---------   -----------   ---------   -----------   ---------
Net income (loss)...............    $9,583       $7,560       $7,535       $6,548       $ (736)      $(1,558)
Basic EPS.......................    $ 0.72       $ 0.57       $ 0.58       $ 0.50       $(0.18)      $ (0.39)
Diluted EPS.....................    $ 0.72       $ 0.57       $ 0.58       $ 0.50       $(0.18)      $ (0.39)

13. COMMITMENTS AND CONTINGENCIES

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

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Future minimum lease payments on operating leases as of December 31, 1999 are as follows:

2000.......................................................  $ 3,511
2001.......................................................    2,859
2002.......................................................    2,169
2003.......................................................    2,097
2004.......................................................    1,327
Thereafter.................................................    3,181
                                                             -------
                                                             $15,144
                                                             =======

     Rent expense for the years ended December 31, 1999, 1998 and 1997 approximated $8.3 million, $6.3 million and $1.8 million, respectively.

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

     The Company may be involved in litigation arising from the normal course of business. Management believes that the final outcome for all legal matters will not have a material adverse effect on the Company's financial position or results of operations

14. INCOME TAXES

     The provision for income taxes is comprised of the following:

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            1999      1998      1997
                                                           ------    ------    ------
Current:
  Federal................................................  $5,063    $5,276    $1,086
  State..................................................     697     1,073       222
                                                           ------    ------    ------
                                                            5,760     6,349     1,308
                                                           ------    ------    ------
Deferred:
  Federal................................................   1,357      (114)     (386)
  State..................................................     187      (112)      (81)
                                                           ------    ------    ------
                                                            1,544      (226)     (467)
                                                           ------    ------    ------
                                                           $7,304    $6,123    $  841
                                                           ======    ======    ======

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     A reconciliation of the statutory federal income tax rate to the effective tax rate as a percentage of income before income taxes follows:

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1999    1998    1997
                                                              ----    ----    ----
Federal income tax at statutory rate........................   35%     34%     34%
Effect of disallowed expense................................   --      --       2
Effect of amortization of goodwill..........................    5       4      34
Non-deductible warrant expense..............................   --      --     615
State taxes, net of Federal benefit.........................    3       5      88
Other.......................................................   --       2       3
                                                               --      --     ---
                                                               43%     45%    776%
                                                               ==      ==     ===

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                            AS OF DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------    -------
Current deferred tax assets:
  Warrant expense.........................................  $    --     $   --
  Litigation reserve......................................       87        244
  Patient prepayments.....................................       12        230
  Other...................................................        5        104
                                                            -------     ------
                                                                104        578
                                                            -------     ------
Non-current deferred tax assets:
  Benefit of IRC Section 351 Gain on transferred assets...    1,334      1,889
  Start-up costs amortization.............................       99        960
  Other...................................................       53         69
                                                            -------     ------
                                                              1,486      2,918
                                                            -------     ------
          Total deferred tax assets, net..................  $ 1,590     $3,496
                                                            =======     ======
Current deferred tax liabilities:
  Patient receivables.....................................  $  (182)    $   --
                                                            -------     ------
Non-current deferred tax liabilities:
  Depreciation............................................     (561)      (159)
  State taxes.............................................     (106)      (184)
  Other...................................................     (268)      (372)
                                                            -------     ------
                                                               (935)      (715)
                                                            -------     ------
          Total deferred tax liabilities..................  $(1,117)    $ (715)
                                                            =======     ======

     As a result of the acquisitions of the Allied Practices, temporary differences were created for the differences between the financial statement carrying amounts and the tax basis of assets acquired. Such temporary differences predominantly relate to property and equipment and related depreciation.

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15. EARNINGS PER SHARE

     The Company adopted SFAS No. 128, Earnings per Share ("SFAS 128") effective December 15, 1997. Basic earnings (loss) per share of Common Stock is computed by dividing the net income (loss) for the year by the weighted average number of shares of Common Stock outstanding during the year.

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1999       1998       1997
                                                         -------    -------    ------
Net income (loss)......................................  $ 9,583    $ 7,535    $ (736)
                                                         =======    =======    ======
Determination of shares:
  Weighted average number of common stock shares
     outstanding.......................................   13,271     13,006     4,026
  Assumed conversion of stock options..................       12         38        --
                                                         -------    -------    ------
Diluted common stock shares outstanding................   13,283     13,044     4,026
                                                         =======    =======    ======
Basic and diluted net income (loss) per share..........  $  0.72    $  0.58    $(0.18)
                                                         =======    =======    ======

     Securities, including those issuable pursuant to the conversion of Class B Common Stock to Class A Common Stock, which could potentially dilute EPS in the future were not included in the computation of diluted EPS because of its anti-dilutive effect or its conversion contingencies were not met. Potential dilutive shares (in thousands) include the following:

                                                                AS OF DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Common Stock shares issuable in the future pursuant to
  options and warrants outstanding..........................  1,672      506    1,243
Common Stock shares issuable in the future for conversion of
  Class B Common Stock shares...............................  1,745    1,745    1,750
                                                              -----    -----    -----
                                                              3,417    2,251    2,993
                                                              =====    =====    =====

16. 401(k) PLAN

     During 1999, the Company established a voluntary retirement plan ("the Plan") under section 401(k) of the Internal Revenue Code. The Plan covers all eligible, non-highly compensated employees with at least twelve months of employment with the Company. Currently, the Plan does not provide for Company matching contributions.

17. RELATED PARTY TRANSACTIONS

     For the year ended December 31, 1999, the Company entered into the following related party transaction:

          (i) Referral Commissions for recruiting new Allied Practices of options to purchase 72,015 shares of Common Stock were granted to an Allied Orthodontist who was also a director.

          (ii) The Company incurred $68,100 of legal expenses with a law firm that has a partner who also serves on the Company's Board of Directors.

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     For the year ended December 31, 1998, the Company entered into the following related party transaction:

          (i) Referral Commissions for recruiting new Allied Practices of $0.2 million and options to purchase 82,042 shares of Common Stock were paid and granted to an Allied Orthodontist who was also a director.

     For the year ended December 31, 1997, the Company entered into the following related party transactions:

          (i) Paid a $0.3 million consulting fee to a director, who provided financial and general business services in connection with the IPO pursuant to a consulting agreement. Pursuant to this consulting agreement and in addition to the consulting fee, the Company granted the director a warrant to purchase 150,000 shares of its Common Stock exercisable at $12.00 per share.

          Pursuant to the merger with USOC, a warrant granted to a director by USOC to purchase 168,750 shares of USOC's common stock was converted to a warrant to purchase an equal number of shares of OrthAlliance's Common Stock at an exercise price of $11.16 per share.

          The Company recorded a non-recurring organizer compensation expense of $1.3 million during the year ended December 31, 1997 related to these warrants.

          (ii) In connection with the IPO, certain Allied Orthodontists were instrumental in recruiting new Allied Practices and received warrants to purchase an aggregate of 90,000 shares of OrthAlliance Common Stock. Of these, 31,600 were granted to an Allied Orthodontist who is also a director. All of these warrants have an exercise price of $12.00 per share.

          The Company recorded a non-recurring organizer compensation expense of $0.4 million during the year ended December 31, 1997 related to these warrants.

18. OPERATING SEGMENTS AND RELATED INFORMATION

     The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") in 1998. This statement establishes standards for the reporting of information about operating segments and also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's consolidated financial position or results of operations. Because the Company did not have any significant segments in the prior year, the adoption of SFAS No. 131 did not affect previous disclosures of segment information.

     The Company has two reportable segments organized as business units that provide management or consulting services to the two distinct types of allied practices: OrthAlliance Allied Orthodontists and PedoAlliance Allied Dentists. Each business unit provides similar management and consulting services to the respective Allied Practices and the Company does not manage the business units separately. The remaining segments identified as "All Other" derive revenues from interest income and primarily consist of patient contract financing operations.

     Management utilizes multiple views of data to measure segment performance and to allocate resources to the segments. The accounting policies of the segments are consistent with those described in the summary of significant accounting policies, as discussed in Note 2.

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The following is a summary of certain financial data for each of the segments:

                                            ORTHODONTIC    PEDIATRIC
                                             PRACTICE      PRACTICE     ALL OTHERS     TOTAL
                                            -----------    ---------    ----------    -------
Year ended December 31, 1999:
  Net revenue.............................    $86,421       $9,282        $  --       $95,703
  Operating income (loss).................     16,707        2,562         (348)       18,921
  Depreciation and amortization...........      3,843          140           --         3,983
Year ended December 31, 1998:
  Net revenue.............................    $72,704       $1,683        $  --       $74,387
  Operating income (loss).................     13,578          446         (162)       13,862
  Depreciation and amortization...........      2,345           81           --         2,426
Year ended December 31, 1997:
  Net revenue.............................    $18,081       $   --        $  --       $18,081
  Operating loss..........................       (165)          --           --          (165)
  Depreciation and amortization...........        245           --           --           245

     Included in the operating income of the orthodontic practice segment are certain corporate expenses that are not allocated to the pediatric practice segment or to the "all others" category. Examples of these expenses are corporate office salaries, rent, overhead expenses, and amortization expense.

     A reconciliation between segment operating income and consolidated net income or (loss) is set forth below:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999       1998      1997
                                                          -------    -------    -----
Segment operating income (loss).........................  $18,921    $13,862    $(165)
Interest income.........................................      416        351      270
Interest expense........................................   (2,450)      (555)      --
Provision for income taxes..............................   (7,304)    (6,123)    (841)
                                                          -------    -------    -----
Net income (loss).......................................  $ 9,583    $ 7,535    $(736)
                                                          =======    =======    =====

19. SUBSEQUENT EVENTS (UNAUDITED)

  Acquisition of New Image

     On February 1, 2000, OrthAlliance New Image, Inc., a wholly owned subsidiary of the Company, executed a Purchase and Sale Agreement with New Image Orthodontic Group, Inc. ("New Image"), a privately held Georgia corporation based in Atlanta, Georgia, to purchase substantially all of the assets of New Image. The transaction was effective March 1, 2000 and will be accounted for as a purchase. New Image was founded in February 1997 and provides business operations, financial, marketing and administrative services to orthodontic practices across the United States in accordance with long term service and employment agreements. New Image has practice management agreements with 36 orthodontists operating in 50 locations.

     The acquisition price included approximately $5.5 million in cash, the issuance of approximately $12.9 million in promissory notes, with interest rates ranging from 9% to 10%, repayable over a one to five year period, and the assumption of approximately $13.4 million of existing debt due to New Image's former orthodontic practices, repayable over the next five years at interest rates approximating 9%. The Company will utilize substantially all the acquired assets in the continued operation of the business. Intangible assets of approximately $35.8 million resulted from the acquisition. The results of operations of New Image will be

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

included with the results of operations of the Company from March 1, 2000. The Company has obtained the appropriate consents from its lenders regarding this transaction.

     In connection with the transaction and subsequent to December 31, 1999, the Company established and filed a registration statement Form S-8 for a 1999 Orthodontist Stock Option Plan with attributes comparable to other plans of the Company.

  Treasury Stock

     Subsequent to December 31, 1999 the Company has acquired 0.3 million shares of its common stock at a cost approximating $1.9 million. The Company has obtained the appropriate consents from its lenders regarding this transaction.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of OrthAlliance, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of OrthAlliance, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 17, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule identified as "Schedule
II -- Valuation and Qualifying Accounts" is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/  Arthur Andersen LLP
                                          ARTHUR ANDERSEN LLP

Los Angeles, California
February 17, 2000

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                             ADDITIONS
                                               BALANCE AT    CHARGED TO                           BALANCE AT
                                              BEGINNING OF   COSTS AND                              END OF
                                                 PERIOD       EXPENSE     WRITE-OFFS   OTHER(A)     PERIOD
                                              ------------   ----------   ----------   --------   ----------
Year ended December 31, 1999
  Allowance for uncollectible accounts......      $820          $135         $(16)       $ 44        $983
Year ended December 31, 1998
  Allowance for uncollectible accounts......      $535          $123         $ --        $162        $820
Year ended December 31, 1997
  Allowance for uncollectible accounts......      $ --          $ 18         $ --        $517        $535

---------------
(A) Amount was recognized at the time that the Allied Practices transferred certain of their assets and liabilities to the Company.

                                 EXHIBIT INDEX

EXHIBIT                            DESCRIPTION
-------                            -----------
 2.1       Agreement and Plan of Merger between the Company, USOC and
           POG (incorporated by reference to Exhibit 2.1 of the
           Company's Registration Statement on Form S-1, Registration
           No. 333-27143, as amended).
 3.1       Amended and Restated Certificate of Incorporation of the
           Company (incorporated by reference to Exhibit 3.1 of the
           Company's Registration Statement on Form S-1, Registration
           No. 333-27143, as amended).
 3.2       Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration
           Statement on Form S-1 Registration No. 333-27143, as
           amended).
 4.1       Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration
           Statement on Form S-1, Registration No. 333-27143, as
           amended).
 4.2       Amended and Restated Certificate of Incorporation of the
           Company, including, without limitation Section 4
           (incorporated by reference to Exhibit 3.1 of the Company's
           Registration Statement on Form S-1, Registration No.
           333-27143, as amended).
 4.3       Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration
           Statement on Form S-1 Registration No. 333-27143, as
           amended).
10.1       Form of Purchase and Sale Agreement between the Company and
           Allied Practices (incorporated by reference to Exhibit 2.2 of the Company's Registration Statement on Form S-1,
           Registration No. 333-27143, as amended).
10.2       Form of Stock Purchase and Sale Agreement between the
           Company and Stockholders of the initial Allied Practices
           (incorporated by reference to Exhibit 2.4 of the Company's
           Registration Statement on Form S-1, Registration No.
           333-27143, as amended).
10.3       Form of Stock Purchase and Sale Agreement between the
           Company and the Stockholders of the Allied Practices
           (incorporated by reference to Exhibit 10.4 of the Company's
           Annual Report on Form 10-K for the fiscal Year ended
           December 31, 1997).
10.4       Form of Agreement and Plan of Reorganization between the
           Company, Allied Practices and the Stockholders of the Allied
           Practices (incorporated by reference to Exhibit 2.3 of the
           Company's Registration Statement on Form S-1, Registration
           No. 333-27143, as amended).
10.5       Form of Service Agreement between the Company and Allied
           Practices (Fixed Percentage Fee) (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on
           Form S-1, Registration No. 333-27143, as amended).
10.6       Form of Service Agreement between Company and Allied
           Practices (Variable Percentage Fee) (incorporated by
           reference to Exhibit 10.2 of the Company's Registration
           Statement on Form S-1, Registration No. 333-27143, as
           amended).
10.7       Form of Consulting and Business Services Agreement between the Company and Allied Practices (Variable Percentage Fee)
           (incorporated by reference to Exhibit 10.3 of the Company's
           Registration Statement on Form S-1, Registration No.
           333-27143, as amended).
10.8       Form of Consulting and Business Services Agreement between the Company and Allied Practices (Fixed Percentage Fee)
           (incorporated by reference to Exhibit 10.4 of the Company's
           Registration Statement on Form S-1, Registration No.
           333-27143, as amended).
10.9       Form of Consulting and Business Services Agreement between the Company and Allied Practices (Fixed Dollar Fee)
           (incorporated by reference to Exhibit 10.5 of the Company's
           Registration Statement on Form S-1, Registration No.
           333-27143, as amended).
10.10      1997 Non-Employee Director Stock Plan (incorporated by
           reference to Exhibit 10.6 of the Company's Registration
           Statement on Form S-1, Registration No. 333-27143).

EXHIBIT                            DESCRIPTION
-------                            -----------
10.11      Amended and Restated 1997 Employee Stock Option Plan
           (incorporated by reference to Exhibit 10.7 of the Company's
           Registration Statement on Form S-1, Registration No.
           333-27143).
10.12      1997 Orthodontist Stock Option Plan (incorporated by
           reference to Exhibit 10.13 of the Company's Annual Report on
           Form 10-K for fiscal year ended December 31, 1997).
10.13      Employment Agreement between the Company and Sam Westover
           (incorporated by reference to Exhibit 10.8 of the Company's
           Registration Statement on Form S-1, Registration No.
           333-27143).
10.14      Letter Agreement between the Company and Stephen M. Toon.
           (incorporated by reference to Exhibit 10.14 of the Company's
           Annual Report on Form 10-K for fiscal year ended December
           31, 1998).
10.15      Credit Agreement dated December 30, 1997 between the Company and First Union National Bank (incorporated by reference to
           Exhibit 10.16 of the Company's Annual Report on Form 10-K
           for fiscal year ended December 31, 1997).
10.16      Form of Company Practice Improvement Program Guarantee
           (incorporated by reference to Exhibit 10.17 of the Company's
           Annual Report on Form 10-K for Fiscal year ended December
           31, 1997).
10.17      Credit Agreement dated March 26, 1999 between the Company
           and First Union National Bank, as Agent (incorporated by
           reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for quarter ended March 31, 1999).
10.18      Letter Agreement between the Company and James C. Wilson
           (incorporated by reference to Exhibit 10.18 of the Company's
           Registration Statement on Form S-4, Registration No.
           333-84197).
10.19      1999 Orthodontist Stock Option Plan (incorporated by
           reference to Exhibit 4.3 of the Registration Statement on
           Form S-8, Registration No. 333-32392).
10.20      Purchase and Sale Agreement dated as of February 1, 2000
           between the Company and New Image Orthodontic Group, Inc.
           (incorporated by reference to Exhibit 2.1 of the Current
           Report on Form 8-K, dated March 1, 2000).
21.1       Subsidiaries of the Registrant.
23.1       Consent of Arthur Andersen LLP.
27.1       Financial Data Schedule.
99.1       Safe Harbor Compliance Statement (incorporated by reference to Exhibit 99.1 of the Company's Annual Report on Form 10-K
           for fiscal year ended December 31, 1997).