Form 10-Q
period 2000-03-31
ORTHALLIANCE INC
filed 2000-05-15
CIK 1039139

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM              TO
                                         -------------   -------------

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

                   Class                     Outstanding at May 15, 2000
                   -----                     ---------------------------
   Class A Common Stock, $.001 par value              12,610,235
   Class B Common Stock, $.001 par value                 249,292


================================================================================

                       ORTHALLIANCE, INC. AND SUBSIDIARIES

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

                                                                                                     PAGE
                                                                                                    NUMBER
                                                                                                    ------

PART I.     FINANCIAL INFORMATION .................................................................... 3

Item 1.     Financial Statements...................................................................... 3

            Condensed Consolidated Balance Sheets as of March 31, 2000 (unaudited) and December
            31, 1999.................................................................................. 3

            Unaudited Condensed Consolidated Statements of Income for the Three Month
            Periods Ended March 31, 2000 and March 31, 1999........................................... 4

            Unaudited Condensed Consolidated Statements of Cash Flows for the Three Month Periods
            Ended March 31, 2000 and March 31, 1999................................................... 5

            Notes to Unaudited Condensed Consolidated Financial Statements............................ 6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.....10

Item 3.     Quantitative and Qualitative Disclosures about Market Risk................................15

PART II.    OTHER INFORMATION.........................................................................16

Item 1.     Legal Proceedings.........................................................................16

Item 2.     Changes in Securities and Use of Proceeds.................................................16

Item 3.     Defaults Upon Senior Securities...........................................................16

Item 4.     Submission of Matters to a Vote of Security Holders.......................................16

Item 5.     Other Information.........................................................................16

Item 6.     Exhibits and Reports on Form 8-K..........................................................17

            Signatures................................................................................18

            Exhibit Index.............................................................................19

                         PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                       ORTHALLIANCE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             MARCH 31,        DECEMBER 31,
                                                                               2000               1999
                                                                          -------------       -------------
                                                                           (UNAUDITED)
                                               ASSETS
Current assets:
   Cash and cash equivalents .......................................      $      10,744       $      11,189
   Patient receivables, net of allowances of $1,091 and $563 at
     March 31, 2000 and December 31, 1999, respectively ............             11,005              10,520
   Unbilled patient receivables, net of
     allowances of $375 and $382 at March 31, 2000 and
     December 31, 1999, respectively ...............................              3,458               3,436
   Amounts due from Allied Practices ...............................             14,180              10,630
   Income taxes receivable .........................................                 --                 509
   Current deferred tax assets .....................................                104                 104
   Other current assets ............................................                642               2,010
                                                                          -------------       -------------
    Total current assets ...........................................             40,133              38,398

Property and equipment, net ........................................              8,573               6,333
Notes receivable ...................................................              5,105               4,920
Non-current deferred tax assets ....................................              1,229               1,486
Intangible assets, net .............................................            118,073              83,620
Other, net .........................................................                505                 502
                                                                          -------------       -------------
    Total assets ...................................................      $     173,618       $     135,259
                                                                          =============       =============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of notes payable ................................      $       9,719       $          --
   Accounts payable ................................................              2,599               2,549
   Accrued liabilities .............................................              4,159               2,299
   Patient prepayments .............................................             12,875               6,240
   Practice affiliations payable ...................................                 51               3,610
   Income taxes payable ............................................                800                  --
   Current deferred tax liabilities ................................                182                 182
   Amounts due to Allied Practices .................................              3,362               1,988
                                                                          -------------       -------------
    Total current liabilities ......................................             33,747              16,868

Line of credit borrowings ..........................................             51,000              47,500
Non-current deferred tax liabilities ...............................                932               2,144
Notes payable ......................................................             18,902                 935
                                                                          -------------       -------------
    Total liabilities ..............................................            104,581              67,447

Commitments and Contingencies

Stockholders' equity:
  Class A Common Stock, $.001 par value,
     70,000,000 shares authorized, 13,197,961
     shares issued and outstanding
     at March 31, 2000 and December 31, 1999 .......................                 13                  13
  Class B Common Stock, $.001 par value, 250,000 shares
     authorized, 249,292 shares issued and outstanding at
     March 31, 2000  and December 31, 1999,  respectively ..........                 --                  --
Additional paid-in capital .........................................             65,700              65,145
Retained earnings ..................................................              8,017               5,457
Treasury stock, at cost, 587,726 shares at March 31, 2000 and
    318,726 shares at December 31, 1999 ............................             (4,693)             (2,803)
                                                                          -------------       -------------
    Total stockholders' equity .....................................             69,037              67,812
                                                                          -------------       -------------
    Total liabilities and stockholders' equity .....................      $     173,618       $     135,259
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

                       ORTHALLIANCE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                    THREE MONTHS
                                                                   ENDED MARCH 31,
                                                             ---------------------------
                                                                2000             1999
                                                             ----------       ----------
Net revenues ..........................................      $   30,145       $   21,302
                                                             ----------       ----------

Costs and expenses:
Salaries and benefits .................................           8,610            6,755
Orthodontic and dental supplies .......................           2,680            2,029
Rent ..................................................           2,511            1,734
                                                             ----------       ----------
       Total direct expenses ..........................          13,801           10,518

General and administrative ............................           9,282            5,829
Depreciation and amortization .........................           1,410              798
                                                             ----------       ----------
       Total operating expenses .......................          24,493           17,145

Operating income ......................................           5,652            4,157

Interest income .......................................             171               87
Interest expense ......................................          (1,252)            (423)
                                                             ----------       ----------

Income before income taxes ............................           4,571            3,821

Provision for income taxes ............................           2,011            1,687
                                                             ----------       ----------
Net income ............................................      $    2,560       $    2,134
                                                             ==========       ==========

Net income per share- basic and diluted ...............      $     0.20       $     0.16
                                                             ==========       ==========
Weighted average number of
       Common shares outstanding (in thousands):
    Basic .............................................          13,038           13,273
                                                             ==========       ==========

    Diluted ...........................................          13,042           13,280
                                                             ==========       ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ORTHALLIANCE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                      THREE MONTHS
                                                                     ENDED MARCH 31,
                                                                 -----------------------
                                                                   2000           1999
                                                                 --------       --------
 Cash flows from operating activities:
 Net income ...............................................      $  2,560       $  2,134
 Adjustments to reconcile net income to net cash
     provided by operating activities:
  Depreciation and amortization ...........................         1,410            798
  Deferred taxes ..........................................           246            479
 Changes in assets and liabilities, excluding
    effects of Acquisitions:
     Patient receivables, net .............................            95            368
     Amounts due from Allied Practices ....................           (77)         1,185
     Other current assets .................................         1,555            (12)
     Income taxes receivable ..............................         1,332            931
     Other, net ...........................................            50            (44)
     Accounts payable and accrued liabilities .............          (971)           247
     Amounts due to Allied Practices ......................         1,374          1,302
     Patient prepayments ..................................         1,230           (130)
                                                                 --------       --------
 Net cash provided by operating activities ................         8,804          7,258
                                                                 --------       --------

 Cash flows from investing activities:
     Payments for new practice affiliations ...............          (377)       (10,095)
     Payments for acquisition of New Image ................        (5,500)            --
     Increase in notes receivable .........................          (560)          (499)
     Principal payments on notes receivables ..............           354            223
     Capital expenditures .................................           (84)          (400)
                                                                 --------       --------
 Net cash used in investing activities ....................        (6,167)       (10,771)
                                                                 --------       --------

 Cash flows from financing activities:
     Decrease in bank overdraft ...........................        (1,195)          (862)
     Treasury shares purchased ............................        (1,890)          (260)
     Increase in line of credit borrowings ................         8,000         11,000
     Line of credit refinancing fees ......................           (53)          (473)
     Repayment on line of credit and notes payable ........        (7,944)        (2,260)
                                                                 --------       --------
     Net cash provided by financing activities ............        (3,082)         7,145
                                                                 --------       --------
 Net (decrease) increase in cash and cash equivalents .....          (445)         3,632

 Cash and cash equivalents at beginning of period .........        11,189          3,226
                                                                 --------       --------

 Cash and cash equivalents at end of period ...............      $ 10,744       $  6,858
                                                                 ========       ========

 Supplemental cash flow information: Cash paid
 during the period for:
     Interest .............................................      $  1,138       $    436
     Income taxes .........................................           702            756

 Non-cash investing and financing activities:
  Acquisition of intangible assets:
     Fair value of assets acquired ........................      $ 33,087       $ 10,854
     Less: Issuance of common stock or stock options ......          (555)          (759)
     Less: Cash paid ......................................        (5,877)       (10,095)
                                                                 --------       --------
     Notes payable or liabilities assumed .................      $ 26,655       $     --
                                                                 ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ORTHALLIANCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 1. BUSINESS AND ORGANIZATION

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

   These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and other Company filings with the Securities and Exchange Commission.

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

Reclassifications

   Certain prior period reclassifications have been made to conform to classifications used in the current period.

                       ORTHALLIANCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


NOTE 3. ACQUISITION OF NEW IMAGE

   Effective March 1, 2000, the Company acquired substantially all of the assets of New Image Orthodontic Group, Inc. ("New Image"), a privately held Georgia corporation based in Atlanta, Georgia, for a total consideration (including acquisition costs) of approximately $33.8 million. New Image was founded in February 1997 and provided business operations, financial, marketing and administrative services to orthodontic practices in nine states in accordance with long term service and employment agreements and had practice management agreements with 36 orthodontists operating in 50 locations.

   The acquisition price included a cash payment of $5.5 million, an estimated $1.5 million in acquisition costs, promissory notes issued of approximately $12.9 million, the assumption of approximately $13.4 million of existing debt due to New Image's former orthodontic practices, and the issuance of approximately 273,000 stock options. The promissory notes issued and assumed have interest rates ranging from 9% to 10% and are repayable over a one to five year period. The Company will utilize substantially all the acquired assets in the continued operation of the business. The acquisition has been accounted for as a purchase. Intangible assets of approximately $34.2 million resulted from the acquisition. The results of operations of New Image are included with the results of operations of the Company from March 1, 2000. The Company has obtained the appropriate consents from its lenders regarding this transaction.

   The following pro forma results of operations are presented to illustrate the effect of the acquisition on the historical operating results of OrthAlliance and New Image for the three month periods ended March 31, 2000 and March 31, 1999. These pro forma results of operation gives effect to the acquisition as if it occurred as of January 1, 2000 and January 1, 1999, respectively. The pro forma results of operations are based on management's current estimates and may not be indicative of the results of operations that actually would have occurred if the transaction had been effective at the dates indicated or to project future results of operations for any period.


                                                                                THREE MONTHS ENDED MARCH 31, 2000
                                                                 -------------------------------------------------------------
                                                                                                   PRO FORMA
                                                                 ORTHALLIANCE    NEW IMAGE (a)   ADJUSTMENTS (a)   PRO FORMA
                                                                 ------------    -------------   ---------------  ------------

  Net revenues ...............................................   $     30,145    $      3,803     $         --    $     33,948
  Operating income (loss) ....................................          5,652             (84)             323           5,891
  Net income (loss) ..........................................          2,560            (448)             440           2,552

  Basic and diluted net income  per share ....................   $        .20                                     $        .20
                                                                 ============                                     ============
  Weighted average number of
    Common shares outstanding (in thousands):
           Basic .............................................         13,038                                           13,038
                                                                 ============                                     ============

           Diluted ...........................................         13,042                                           13,042
                                                                 ============                                     ============


   (a) As the transaction with New Image was effective March 1, 2000, the results of operations for New Image and the pro forma adjustments are for the two month period ended February 29, 2000.


                                                                                THREE MONTHS ENDED MARCH 31, 1999
                                                                 -------------------------------------------------------------
                                                                                                    PRO FORMA
                                                                 ORTHALLIANCE      NEW IMAGE       ADJUSTMENTS     PRO FORMA
                                                                 ------------    -------------   ---------------  ------------
  Net revenues ...............................................    $     21,302    $      5,502     $         --    $     26,804
  Operating income (loss) ....................................           4,157            (191)             722           4,688
  Net income (loss) ..........................................           2,134            (875)             884           2,143

  Basic and diluted net income  per share ....................    $       0.16                                     $        .16
                                                                  ============                                     ============

  Weighted average number of
    Common shares outstanding (in thousands):
           Basic .............................................          13,273                                           13,273
                                                                  ============                                     ============

           Diluted ...........................................          13,280                                           13,280
                                                                  ============                                     ============

                       ORTHALLIANCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 4.  BANK LINE OF CREDIT

   On December 30, 1997, the Company entered into a $25 million Revolving Credit Facility with First Union N.A., which had an expiration date of December 30, 2000. The Revolving Credit Facility bears interest on borrowings at variable rates including the bank's prime lending rate plus a percentage or LIBOR plus a percentage as determined by certain factors defined in the Revolving Credit Agreement. Amounts borrowed are secured by the Company's assets including accounts receivable, management and service agreements and the capital stock of the Company's wholly owned subsidiaries.

   Effective March 26, 1999, the Company executed an amended Revolving Credit Facility for borrowings of up to $55 million with First Union National Bank, US Bank National Association, and Union Bank of California N.A. (due March 2002) under substantially the same terms and conditions as the previous Revolving Credit Facility which was repaid in full at the closing. As of March 31, 2000 and December 31, 1999, the outstanding borrowings under the Revolving Credit Facilities were $51.0 million and $47.5 million, respectively. As of March 31, 2000 the Company was in compliance with the terms and covenants of the Revolving Credit Facility.

5.  OPERATING SEGMENTS

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

   The Company has two reportable segments organized as business units that provide management or consulting services to the two distinct types of Allied
Practices: "Orthodontic Practices" which include the OrthAlliance Allied Orthodontists (includes New Image orthodontists) and "Pediatric Practices" which include the PedoAlliance Allied Dentists. Each business unit provides similar management and consulting services to the respective Allied Practices and the Company does not manage the business units separately. The remaining segments identified as "All Other" derive revenues from interest income and primarily consist of patient contract financing operations. Management utilizes multiple views of data to measure segment performance and to allocate resources to the segments.

   The following is a summary of certain financial data for each of the segments:


                                              ORTHODONTIC     PEDIATRIC
                                               PRACTICES      PRACTICES       ALL OTHERS         TOTAL
                                              -----------     ----------      ----------       ----------
      THREE MONTHS ENDED MARCH 31, 2000:
      Net revenues                            $   26,921      $    3,224      $       --       $   30,145
      Operating income (loss)                      4,855             868             (71)           5,652
      Depreciation and amortization                1,352              58              --            1,410

      THREE MONTHS ENDED MARCH 31, 1999:
      Net revenues                            $   20,095      $    1,207      $       --       $   21,302
      Operating income (loss)                      3,849             368             (60)           4,157
      Depreciation and amortization                  747              51              --              798

   Included in the operating income of the Orthodontic Practice segment are certain corporate expenses that are not allocated to the Pediatric Practice segment or to the "all others" category. Examples of these expenses are corporate office salaries, rent, overhead expenses, and amortization expense. A reconciliation between total segment operating income and consolidated net income or loss is set forth below:


                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                         -----------------------
                                           2000           1999
                                         --------       --------
  Segment operating income               $  5,652       $  4,157
  Interest income                             171             87
  Interest expense                         (1,252)          (423)
  Provision for income taxes               (2,011)        (1,687)
                                         --------       --------
  Net income                             $  2,560       $  2,134
                                         ========       ========



NOTE 6.        TREASURY STOCK TRANSACTIONS

   In February 2000, the Company acquired 270,000 shares of its common stock at a cost of approximately $1.9 million.


NOTE 7.  SUBSEQUENT EVENTS

Credit Facility

   Effective April 14, 2000, the Company entered into a new Revolving Credit Facility, which expanded the previous facility providing for borrowings of up to $75 million with First Union National Bank, City National Bank, US Bank National Association, Union Bank of California N.A. and Wells Fargo Bank, N.A., under substantially the same terms and conditions as the original agreement. The Revolving Credit Facility is repayable in full on April 13, 2003.

New Affiliations

   The Company entered into an agreement with an orthodontic practice which affiliated with the Company in April 2000 to provide management services and to acquire certain operating assets for a total consideration (including acquisition costs) of $0.8 million, of which $0.6 million was paid in cash and $0.2 million was issued in debt. This Allied Practice operates three locations and generated historical patient revenue over the prior 12 months of approximately $0.8 million. Prior patient revenue is not necessarily indicative of the level of revenue that this practices may be expected to generate in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

   The information contained in this Form 10-Q and documents incorporated by reference are intended to update the information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission ("SEC").

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

   Additional factors that may affect future operating results are discussed in more detail in Exhibit 99.1 of the Company's Annual Report on Form 10-K. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, the business and operations of the Company are subject to risks that increase the uncertainty inherent in the forward-looking statements, and the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. In addition, risks, uncertainties and assumptions change as events or circumstances change. The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC or otherwise to revise or update any oral or written forward-looking statement that may be made from time to time by or on behalf of the Company.

   The information contained in this Form 10-Q is not a complete description of the Company's business or the risks associated with an investment in the Company. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and in the Company's other filings with the SEC that attempt to advise interested parties of certain risks, uncertainties and other factors that may affect the Company's business.

General

   The Company began providing practice management services to Allied Practices in the United States on August 26, 1997. The initial 55 Allied Practices included 82 practitioners operating 147 offices in 16 states. By the end of 1997, the Company had affiliated with 11 new practices, including 17 additional practitioners operating out of 31 new locations. In 1998, the Company affiliated with 36 new practices, including 45 additional orthodontists and pediatric dentists operating out of 70 locations. In 1999, the Company affiliated with 36 new practices, including 40 additional orthodontists and pediatric dentists operating out of 73 locations. During the three month period ended March 31, 2000, the Company affiliated with 31 new practices, including 36 practitioners operating out of 51 locations, primarily related to the New Image acquisition. The Company anticipates that future growth will come from new affiliations, satellite expansion of Allied Practices, and the development of new orthodontic practices, increased internal growth and improved operating efficiencies.

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

   Patient revenue is recognized as services are performed. For orthodontic services, approximately 20% to 24% of the orthodontic contract revenues are recognized at the time of initial treatment. The balance of the contract revenue is realized evenly over the remaining treatment period. The 20% to 24% estimated revenue at the initial treatment date is based on the estimated costs incurred by the practice at that time as compared to the total costs of providing the contracted services and is consistent with industry standards. The percentage includes the estimated costs of diagnosis and treatment plan development, initial treatment by orthodontic personnel, orthodontic supplies, and associated administrative services.

   The service fee is earned and paid monthly to the Company by each Allied Practice using one of several different fee structures set forth in the Management Agreements:

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

      (iv) the Company's management service fee related to the practices affiliated in connection with the New Image transaction is generally based on a designated percentage of patient revenues. The fee is determined by several factors including the dollar amount of patient revenues during the measurement period and the actual overhead expense of the practice expressed as a percentage of patient revenues. Generally, the fee percentage for this group of practice ranges up to 19.5% of patient revenues. In certain cases, the New Image Allied Practice must guarantee a minimum management fee over the term of the management agreement. The average management fee percentage during 1999 was approximately 16.6% of patient revenues.

   The Company has entered into agreements with certain Allied Practices to make the payment of service fees after the first two years contingent on various factors, including practice profitability compared to acquisition consideration, timely reporting of information, participation in practice improvement programs and orthodontist hours worked.

   Expenses reported by the Company include certain of the expenses to operate the orthodontic or pediatric dental offices and all of the expenses of any corporate offices, facilities or functions. Therefore, salaries and benefits include the wages, benefits, taxes or other employment costs for all employees of the Company, including practice office staff, business office staff and management personnel. Rent includes facility expenses for both practice offices and corporate offices. General and administrative expenses include professional services, such as legal and accounting, utilities, advertising, marketing, insurance, telephone, license fees, office supplies and shipping expenses. Advertising and marketing costs, which are included in general and administration costs, includes practice activities to attract new patients and corporate activities to attract new orthodontists or pediatric dentists to affiliate with the Company. Practice supplies include only those expenses required by the Allied Orthodontists to provide treatment to patients.

RESULTS OF OPERATIONS

   The following table sets forth certain selected unaudited condensed consolidated income statement data for the periods indicated in thousands of dollars and as a percentage of total net revenues:



                                                       THREE MONTHS ENDED MARCH 31,
                                           ------------------------------------------------
                                                    2000                      1999
                                           ---------------------      ---------------------

  Net revenues ........................    $ 30,145        100.0%     $ 21,302        100.0%
                                           --------     --------      --------     --------

  Costs and expenses:
  Salaries and benefits ...............       8,610         28.6         6,755         31.7
  Orthodontic and dental supplies .....       2,680          8.9         2,029          9.5
  Rent ................................       2,511          8.3         1,734          8.2
                                           --------     --------      --------     --------
         Total direct expenses ........      13,801         45.8        10,518         49.4

  General and administrative ..........       9,282         30.8         5,829         27.4
  Depreciation and ....................       1,410          4.7           798          3.7
                                           --------     --------      --------     --------
  amortization
         Total operating expenses .....      24,493         81.3        17,145         80.5

  Operating income ....................       5,652         18.7         4,157         19.5

  Interest income .....................         171          0.6            87          0.4
  Interest expense ....................      (1,252)        (4.2)         (423)        (2.0)
                                           --------     --------      --------     --------

  Income before income taxes ..........       4,571         15.1         3,821         17.9

  Provision for income taxes ..........       2,011          6.7         1,687          7.9
                                           --------     --------      --------     --------
  Net income ..........................    $  2,560          8.4      $  2,134         10.0
                                           ========     ========      ========     ========



Operating Income and Net Income

   Operating income for the three months ended March 31, 2000 increased 36% to $5.7 million from $4.2 million in the comparable 1999 quarter. Net income for the three months ended March 31, 2000 increased 20% to $2.6 million from $2.1 million in the comparable 1999 quarter.

Net Revenues

   Net revenues for the three months ended March 31, 2000 increased 42% to $30.1 million from $21.3 million in the comparable 1999 quarter. The increase in net revenues for the three months ended March 31, 2000 is primarily due to an increase in affiliations of Allied Practices, the New Image acquisition and an increase in the internal growth of comparative same-store collections of more than twelve percent for the current period. Net revenues as reported by the Company include the Company's contractual service or consulting fee based in part on patient revenues, as well as reimbursed expenses of the Allied Practices.

Operating Expenses

   Total operating expenses increased 43% to $24.5 million, or 81% of net revenues, in the three months ended March 31, 2000 from $17.1 million, or 80% of net revenues, for the comparable 1999 quarter.

   Direct expenses including salaries and benefits, orthodontic and dental supplies, and rent increased 31% to $13.8 million, or 46% of net revenues, in the three months ended March 31, 2000 from $10.5 million, or 49% of net revenues, for the comparable 1999 quarter. Direct expenses have increased in absolute dollars as a result of the acquisition of additional Allied Practices during the periods as well as the expansion and growth of previously existing Allied Practices.

   Salaries and benefits increased 27% to $8.6 million, or 29% of revenues, in the three months ended March 31, 2000 from $6.8 million, or 32% of net revenues for the comparable 1999 quarter. The decrease in salaries and benefits as a percentage of net revenues is a result of practice affiliations of which employees remained employees of the Allied Practice's professional corporations. Accordingly, for these practices, salary and benefit expenses are not reported by the Company. The Company expects that in future periods salaries and benefits will increase in absolute dollars, but may vary as a percentage of net revenues.

   General and administrative expenses increased 59% to $9.3 million, or 31% of net revenues, in the three months ended March 31, 2000 from $5.8 million, or 27% of net revenues, for the comparable 1999 quarter. General and administrative expenses have shown an increase in absolute dollars primarily related to the acquisition of additional Allied Practices during the period as well as the expansion and growth of previously existing Allied Practices offsetting reductions in marketing and advertising and other costs.

   Depreciation and amortization expenses increased approximately $0.6 million or 77% to $1.4 million for the three months ended March 31, 2000 as compared to the same period in 1999. This increase is attributable to the increase in intangible assets associated with the affiliations of Allied Practices and the acquisition of New Image. The intangible assets, net balance was $118.1 million and $83.6 million at March 31, 2000 and December 31, 1999, respectively. Depreciation and amortization expenses primarily relate to the depreciation of capital assets and the amortization of excess cost over the fair value of net assets acquired and certain other intangibles. The Company's policy is to amortize goodwill over the expected period to be benefited, not to exceed 25 years.

Interest Expense

   Interest expense increased to $1.3 million for the three months ended March 31, 2000 from $0.4 in the comparable period in 1999. The increase was primarily due to increased borrowings under the Company's Revolving Credit Facility in support of Allied Practices affiliated and the New Image acquisition. Company borrowings under the Revolving Credit Facilities were $51.0 million and $47.5 million at March 31, 2000 and December 31, 1999, respectively.

Provision for Income Taxes

   The provision for income taxes increased 19% to $2.0 million for the three month period ended March 31, 2000 from $1.7 million for the comparable 1999 period. The Company's effective income tax rates for the periods ended March 31, 2000 and 1999, respectively, were higher than the statutory tax rate primarily due to the amortization of certain intangible assets not being deductible for income tax purposes. The effective tax rate was 44% for the three month period ended March 31, 2000 and for the comparable period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has funded its operations to date primarily through cash from operations, the Company's line of credit and other available capital resources. This capital is used for affiliations with new Allied Practices, development of Allied Practice satellite offices, capital additions and general working capital needs. As of March 31, 2000 and December 31, 1999 the Company had a working capital balance of $6.4 million and $21.5 million, respectively. As of March 31, 2000 the Company's principal sources of liquidity included cash and short term investments of approximately $10.7 million and the Revolving Credit Facility, which has a balance of $51.0 million bearing interest at the prime interest rate plus a margin or the LIBOR plus a margin. As of March 31, 2000, the Company is currently in compliance with all terms of its facility. On April 14, 2000, the Company expanded its revolving credit facility to $75 million, which expires on April 13, 2003 and has substantially similar terms to the previous facility.

   The Company's operating activities generated cash of $8.8 million during the three month period ended March 31, 2000. Net cash used in financing activities approximated $3.1 million in the three month period ended March 31, 2000 and consisted of borrowings net of repayments on the line of credit, notes payable and treasury shares purchased. Cash used in investing activities of $6.2 million in the three month period ended March 31, 2000 consisted of payments in connection with the acquisition of New Image, Allied Practices affiliated and capital expenditures, primarily for office and computer equipment used in Company operations. The Company does not currently have any material commitments with respect to any capital expenditures.

   The Company's capital resources needed to continue acquisition and development efforts will be funded through a combination of cash flows provided by ongoing operations, the Company's line of credit, the issuance of equity and debt securities, as described in the Company's Form S-4 registration statement which became effective on August 6, 1999, and other sources. Management believes that these sources of capital will be sufficient to meet the Company's capital requirements for the next twelve months. The Company may choose to issue debt or equity to meet its future long-term capital needs, as management deems appropriate. There can be no assurance that the Company will be able to raise such additional working capital on acceptable terms, if at all. In the event the Company is unable to raise additional working capital, further measures would be necessary including, without limitation, the delay, or scale back of its operations, Allied Practice affiliations, marketing programs and other actions. Certain of such measures may require third party consents or approvals, including the Company's bank, and there can be no such assurance that such consents or approvals can be obtained.

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

   During the three months ended March 31, 2000, the Company acquired 0.3 million shares of its common stock at an approximate cost of $1.7 million. Payments for such share repurchases come from operating cash flow and/or borrowings under the Revolving Credit Facility. The timing and the amount of shares to be purchased will be determined based on the evaluation of working capital needs and stock market conditions.

ACQUISITION OF NEW IMAGE ORTHODONTIC GROUP, INC.

   On March 1, 2000 the Company, through OrthAlliance New Image, Inc., a wholly owned subsidiary, closed a Purchase and Sale Agreement with New Image Orthodontic Group, Inc ("New Image"), a privately held Georgia corporation based in Atlanta, Georgia. The Company acquired substantially all the assets of New Image.

   New Image was founded in February 1997 and provides business operations, financial and marketing and administrative services to orthodontic practices in nine states in accordance with long term service agreements. The transaction was accounted for as a purchase and includes practice management agreements with 36 orthodontic practitioners operating in 50 locations with over $33.0 million in annualized revenues. Collectively, the consideration and transaction costs associated with this transaction totaled approximately $33.8 million. Of this amount, $5.5 million was paid in cash, approximately $13.4 million of debt was assumed and $12.9 million in promissory notes were issued to the sellers, with interest rates ranging from 9% to 10%.

   The Company will transition New Image into its business operations. Although management believes that the transition will be successful, there can be no assurances that certain matters outside of management's control will not occur, delaying the successful integration of the New Image business operation, and having an unfavorable impact on operations and working capital.


YEAR 2000 COMPLIANCE

   The Company did not experience any system failures or any material effects that would impact the Company's financial condition or results of operations as a result of any Year 2000 issues. Because the Company started operations in August 1997, most of the corporate office systems were already Year 2000 compliant. Accordingly, any costs associated with Year 2000 upgrade were not significant. Currently, the Company has assessed its Year 2000 position and does not expect future problems relating to any Year 2000 issues that would have a material impact on the Company's operations or financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

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

   In January 1999, the Company implemented Statement of Position ("SOP") 98-5 "Reporting on Costs of Start-up Activities." The SOP requires net costs of start-up activities, including organizational costs, to be expensed as incurred. In addition, the SOP requires that previously capitalized start-up costs be expensed upon the effective date. The Company does not have any start-up costs capitalized as of March 31, 2000.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as per the issuance of SFAS 137. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

   The Company has adopted Staff Accounting Bulletin Number 101, "Revenue Recognition Issues," issued December 3, 1999 ("SAB 101"). This pronouncement states that revenue is generally realized or realizable and earned when all of the following criteria are met: i) pervasive evidence of an arrangement exists,
ii) delivery has occurred or services rendered, iii) the seller's price to the buyer is fixed or determinable and iv) collectibility is reasonably assured. The adoption of SAB 101 did not have a material impact on the Company's financial position or the results of its operations.

INFLATION

   The Company does not believe that inflation has had a material effect on the results of operations. There can be no assurance that the Company's business will not be affected by inflation in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   The Company does not have any derivative financial instruments as of March 31, 2000. Further, the Company is not exposed to interest rate risk as the Company's revolving line of credit agreement has a variable interest rate. Therefore, the fair value of these instruments is not affected by change in market interest rates. The Company believes that the market risk arising from not hedging its financial instruments is not material.

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

   (d) None



ITEM 5.  OTHER INFORMATION

   None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

          10.1 Credit Agreement dated as of April 14, 2000 by and among OrthAlliance, Inc., First Union National Bank as Agent, and the Lenders named therein.

          27.1 Financial Data Schedule for the three month period ended March 31, 2000.

          99.1 Safe Harbor Compliance Statement (incorporated by reference to
               Exhibit 99.1 of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997).

   (b) Reports on Form 8-K

   On March 15, 2000, the Company filed a Report on Form 8-K related to its acquisition of substantially all of the assets of New Image Orthodontic Group, Inc., which became effective March 1, 2000.

   On May 15, 2000, the Company filed a Report on Form 8-K/A related to its acquisition of substantially all of the assets of New Image Orthodontic Group, Inc.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ORTHALLIANCE, INC.
                                           (Registrant)

Date: May 15, 2000                         By: /s/  Sam Westover
                                               ---------------------------------
                                               Sam Westover,
                                               President and Chief Executive
Officer
                                               (Principal Executive Officer)

Date:  May 15, 2000                        By: /s/  James C. Wilson
                                               ---------------------------------
                                               James C. Wilson,
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

                                  EXHIBIT INDEX



      EXHIBIT                           DESCRIPTION
      -------                           -----------


        10.1 Credit Agreement dated as of April 14, 2000 by and among OrthAlliance, Inc., First Union National Bank as Agent, and the
                Lenders named therein.

        27.1    Financial Data Schedule for the three month period ended March
                31, 2000.

        99.1    Safe Harbor Compliance Statement (incorporated by reference to
                Exhibit 99.1 of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997).