Form 10-Q
period 2000-06-30
ORTHALLIANCE INC
filed 2000-08-11
CIK 1039139

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

             Class                    Outstanding at August 11, 2000
             -----                    ------------------------------
Class A Common Stock, $.001 par value              12,610,235
Class B Common Stock, $.001 par value                 249,292


================================================================================

                       ORTHALLIANCE, INC. AND SUBSIDIARIES

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                                                         PAGE
                                                                                                        NUMBER
                                                                                                        ------
PART I.     FINANCIAL INFORMATION ....................................................................      3

Item 1.     Financial Statements......................................................................      3

            Condensed Consolidated Balance Sheets as of June 30, 2000 (unaudited) and
            December 31, 1999.........................................................................      3

            Unaudited Condensed Consolidated Statements of Income for the Three Month and Six
            Month Periods Ended June 30, 2000 and June 30, 1999.......................................      4

            Unaudited Condensed Consolidated Statements of Cash Flows for the Six Month Periods
            Ended June 30, 2000 and June 30, 1999.....................................................      5

            Notes to Unaudited Condensed Consolidated Financial Statements............................      6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.....     11

Item 3.     Quantitative and Qualitative Disclosures about Market Risk................................     16

PART II.    OTHER INFORMATION.........................................................................     17

Item 1.     Legal Proceedings.........................................................................     17

Item 2.     Changes in Securities and Use of Proceeds.................................................     17

Item 3.     Defaults Upon Senior Securities...........................................................     17

Item 4.     Submission of Matters to a Vote of Security Holders.......................................     17

Item 5.     Other Information.........................................................................     18

Item 6.     Exhibits and Reports on Form 8-K..........................................................     19

            Signatures................................................................................     20

            Exhibit Index.............................................................................     21

                         PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                       ORTHALLIANCE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             JUNE 30,       DECEMBER 31,
                                                               2000            1999
                                                             ---------       ---------
                                                            (UNAUDITED)
                      ASSETS
Current assets:
   Cash and cash equivalents ..........................      $   9,958       $  11,189
   Patient receivables, net of allowances of
     $1,173 and $563 at June 30, 2000 and December 31,
     1999, respectively................................         12,717          10,520
   Unbilled patient receivables, net of
     Allowances of $323 and $382 at June 30, 2000 and
     December 31, 1999, respectively...................          3,026           3,436
   Amounts due from Allied Practices ..................         15,857          10,630
   Income taxes receivable ............................            993             509
   Current deferred tax assets ........................            104             104
   Other current assets ...............................            582           2,010
                                                             ---------       ---------
    Total current assets ..............................         43,237          38,398

Property and equipment, net ...........................          7,795           6,333
Notes receivable ......................................          5,363           4,920
Non-current deferred tax assets .......................            840           1,486
Intangible assets, net ................................        119,607          83,620
Other, net ............................................          1,260             502
                                                             ---------       ---------
    Total assets ......................................      $ 178,102       $ 135,259
                                                             =========       =========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of notes payable ...................      $   4,784       $      --
   Accounts payable ...................................          1,829           2,549
   Accrued liabilities ................................          4,508           2,299
   Patient prepayments ................................         13,725           6,240
   Practice affiliations payable ......................          1,412           3,610
   Current deferred tax liabilities ...................            182             182
   Amounts due to Allied Practices ....................          3,592           1,988
                                                             ---------       ---------
    Total current liabilities .........................         30,032          16,868

Line of credit borrowings .............................         57,000          47,500
Non-current deferred tax liabilities ..................            932           2,144
Notes payable .........................................         18,398             935
                                                             ---------       ---------
    Total liabilities .................................        106,362          67,447

Commitments and Contingencies

Stockholders' equity:
  Class A Common Stock, $.001 par value,
     70,000,000 shares authorized, 13,197,961 shares
     issued and outstanding at June 30, 2000 and
     December 31, 1999.................................             13              13
  Class B Common Stock, $.001 par value, 250,000
     shares authorized, 249,292 shares issued and
     outstanding at June 30, 2000  and December 31,
     1999, respectively................................             --              --
Additional paid-in capital ............................         65,700          65,145
Retained earnings .....................................         10,720           5,457
Treasury stock, at cost, 587,726 shares at June
     30, 2000 and 318,726 shares at December 31, 1999..         (4,693)         (2,803)
                                                             ---------       ----------
    Total stockholders' equity ........................         71,740          67,812
                                                             ---------       ---------
    Total liabilities and stockholders' equity ........      $ 178,102       $ 135,259
                                                             =========       =========



   The accompanying notes are an integral part of these condensed consolidated balance sheets.

                       ORTHALLIANCE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                            THREE MONTHS                    SIX MONTHS
                                                            ENDED JUNE 30,                 ENDED JUNE 30,
                                                        -----------------------       -----------------------
                                                          2000           1999           2000           1999
                                                        --------       --------       --------       --------
Net revenues .....................................      $ 36,056       $ 23,860       $ 66,201       $ 45,162
                                                        --------       --------       --------       --------

Costs and expenses:
Salaries and benefits ............................         9,858          7,111         18,468         13,867
Orthodontic and dental supplies ..................         3,500          2,241          6,180          4,270
Rent .............................................         3,048          2,036          5,559          3,770
                                                        --------       --------       --------       --------
    Total direct expenses ........................        16,406         11,388         30,207         21,907

General and administrative .......................        11,289          6,743         20,571         12,570
Depreciation and amortization ....................         1,732            935          3,142          1,733
                                                        --------       --------       --------       --------
    Total operating expenses .....................        29,427         19,066         53,920         36,210

Operating income .................................         6,629          4,794         12,281          8,952

Interest income ..................................           177            105            348            192
Interest expense .................................        (1,994)          (546)        (3,246)          (969)
                                                        --------       --------       --------       --------

Income before income taxes .......................         4,812          4,353          9,383          8,175

Provision for income taxes .......................         2,109          1,997          4,120          3,685
                                                        --------       --------       --------       --------
Net income .......................................      $  2,703       $  2,356       $  5,263       $  4,490
                                                        ========       ========       ========       ========

Net income per share- basic and diluted ..........      $   0.21       $   0.18       $   0.41       $   0.34
                                                        ========       ========       ========       ========
Weighted average number of Common shares
  outstanding (in thousands):
    Basic ........................................        12,860         13,348         12,949         13,311
                                                        ========       ========       ========       ========

    Diluted ......................................        12,868         13,349         12,964         13,332
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

                       ORTHALLIANCE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                         SIX MONTHS
                                                                        ENDED JUNE 30,
                                                                   -----------------------
                                                                     2000           1999
                                                                   --------       --------
Cash flows from operating activities:
Net income ..................................................      $  5,263       $  4,490
Adjustments to reconcile net income to net cash provided by
    operating activities:
 Depreciation and amortization ..............................         3,142          1,810
 Deferred taxes .............................................           623            479
Changes in assets and liabilities, excluding effects of
   Acquisitions:
  Patient receivables, net ..................................        (1,197)          (272)
  Amounts due from Allied Practices .........................        (1,725)           (97)
  Other current assets ......................................         1,556             27
  Income taxes receivable ...................................          (461)         1,331
  Other, net ................................................            50            (11)
  Accounts payable and accrued liabilities ..................           (46)           259
  Amounts due to Allied Practices ...........................         1,604            585
  Patient prepayments .......................................         2,080           (104)
                                                                   --------       --------
Net cash provided by operating activities ...................        10,889          8,497
                                                                   --------       --------

Cash flows from investing activities:
  Payments for new practice affiliations ....................        (5,760)       (16,001)
  Payments for acquisition of New Image .....................        (5,500)            --
  Increase in notes receivable ..............................        (1,147)          (986)
  Principal payments on notes receivables ...................           743            527
  Capital expenditures ......................................          (340)          (650)
                                                                   --------       --------
Net cash used in investing activities .......................       (12,004)       (17,110)
                                                                   --------       --------

Cash flows from financing activities:
  Decrease in bank overdraft ................................          (807)          (417)
  Treasury shares purchased .................................        (1,890)          (260)
  Increase in line of credit borrowings .....................        67,500         16,500
  Line of credit refinancing fees ...........................          (810)          (473)
  Repayment of debt .........................................       (64,108)        (2,260)
                                                                   --------       --------
Net cash (used) provided by financing activities ............          (115)        13,090
                                                                   --------       --------
Net (decrease) increase in cash and cash equivalents ........        (1,230)         4,477

Cash and cash equivalents at beginning of period ............        11,189          3,226
                                                                   --------       --------

Cash and cash equivalents at end of period ..................      $  9,958       $  7,703
                                                                   ========       ========

Supplemental cash flow information: Cash paid during the
    period for:
  Interest ..................................................      $  3,885       $    940
  Income taxes ..............................................         3,611          2,354

Non-cash investing and financing activities:
Acquisition of intangible assets:
  Fair value of assets acquired .............................      $ 38,308       $ 21,462
  Less: Issuance of common stock or stock options ...........          (555)          (760)
  Less: Cash paid ...........................................        (9,016)       (15,965)
                                                                   --------       --------
  Notes payable or liabilities assumed ......................      $ 28,737       $  4,737
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

        OrthAlliance's wholly-owned subsidiaries, incorporated in Delaware, include the following: PedoAlliance, Inc. ("PedoAlliance") and OrthAlliance Finance, Inc. ("OA Finance") formed in December 1997, and OrthAlliance Holdings, Inc. and OrthAlliance New Image, Inc. ("OA New Image") formed in January 2000. The subsidiaries were formed to provide practice management, patient financing, consulting and other services (collectively "Management Services") to allied orthodontic and pediatric dental practices (the "Allied Practices") or their patients. OA New Image was formed specifically in connection with the Company's acquisition of substantially all of the assets of New Image Orthodontic Group, Inc., which was effective March 1, 2000. OrthAlliance, Inc. and its subsidiaries are collectively referred to as "OrthAlliance" or the "Company".

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

        The acquisition price included a cash payment of $5.5 million, an estimated $1.5 million in acquisition costs, promissory notes issued of approximately $12.9 million, the assumption of approximately $13.4 million of existing debt due to New Image's former orthodontic practices, and the issuance of approximately 273,000 stock options. The promissory notes issued and assumed have interest rates ranging from 9%-10% and are repayable over a one to five year period. The Company will utilize substantially all the acquired assets in the continued operation of the business. The acquisition has been accounted for as a purchase. Intangible assets of approximately $33.2 million resulted from the acquisition. The results of operations of New Image are included with the results of operations of the Company from March 1, 2000. The Company has obtained the appropriate consents from its lenders regarding this transaction.

        The following pro forma results of operations are presented to illustrate the effect of the acquisition on the historical operating results of OrthAlliance and New Image for the three and six month periods ended June 30, 2000 and June 30, 1999. These pro forma results of operation gives effect to the acquisition as if it occurred as of January 1, 2000 and January 1, 1999, respectively. The pro forma results of operations are based on management's current estimates and may not be indicative of the results of operations that actually would have occurred if the transaction had been at the dates indicated.

                                                 THREE MONTHS ENDED JUNE 30, 1999
                                     ------------------------------------------------------
                                                                   PRO FORMA
                                     ORTHALLIANCE   NEW IMAGE     ADJUSTMENTS     PRO FORMA
                                     ------------   ---------     -----------     ---------
Net revenues ....................      $ 23,860      $  8,171       $     --      $ 32,031
Operating income (loss) .........         4,794          (197)           930         5,527
Net income (loss) ...............         2,356          (896)           816         2,276

Basic and diluted net income  per
    share .......................      $   0.18                                   $   0.18
                                       ========                                   ========

Weighted average number of
    Common shares outstanding (in
    thousands):
        Basic ...................        13,348                                     13,348
                                       ========                                   ========

        Diluted .................        13,349                                     13,349
                                       ========                                   ========


                                                  SIX MONTHS ENDED JUNE 30, 2000
                                     -----------------------------------------------------
                                                                   PRO FORMA
                                     ORTHALLIANCE   NEW IMAGE(a)  ADJUSTMENTS(a) PRO FORMA
                                     ------------   ------------  -------------- ---------
Net revenues ....................      $ 66,201      $  3,803       $     --      $ 70,004
Operating income (loss) .........        12,281           (84)           323        12,520
Net income (loss) ...............         5,263          (448)           440         5,255

Basic and diluted net income  per
    share .......................      $   0.41                                   $   0.41
                                       ========                                   ========


Weighted average number of
    Common shares outstanding (in
    thousands):
        Basic ...................        12,949                                     12,949
                                       ========                                   ========

        Diluted .................        12,964                                     12,964
                                       ========                                   ========

                       ORTHALLIANCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                  SIX MONTHS ENDED JUNE 30, 1999
                                     -----------------------------------------------------
                                                                   PRO FORMA
                                     ORTHALLIANCE   NEW IMAGE(a)  ADJUSTMENTS(a) PRO FORMA
                                     ------------   ------------  -------------- ---------
Net revenues ....................      $ 45,162      $ 16,389       $     --      $ 61,551
Operating income (loss) .........         8,952          (389)         1,811        10,374
Net income (loss) ...............         4,490        (1,772)         1,477         4,313

Basic and diluted net income  per
    share .......................      $   0.34                                   $   0.34
                                       ========                                   ========

Weighted average number of
    Common shares outstanding (in
    thousands):
       Basic ....................        13,311                                     13,311
                                       ========                                   ========

       Diluted ..................        13,332                                     13,332
                                       ========                                   ========

----------
        (a) Because the transaction with New Image was effective March 1, 2000, the results of operations for New Image and the pro forma adjustments are for the two months period ended February 29, 2000.

NOTE 4. PRACTICE AFFILIATIONS

        During the three months ended June 30, 2000, the Company entered into practice affiliation agreements with 5 practitioners to provide management services and acquire certain operating assets for a total consideration (including acquisition costs) of $3.7 million. The consideration consisted of $3 million cash and $0.7 million debt. These Allied Practices operate 12 locations and generated historical patient revenue over the prior 12 months of approximately $4 million. Prior patient revenue is not necessarily indicative of the level of revenue that these practices may be expected to generate in the future.


NOTE 5. BANK LINE OF CREDIT

        On December 30, 1997, the Company entered into a $25 million Revolving Credit Facility (the "$25 Million Credit Facility") with First Union N.A., which had an expiration date of December 30, 2000. The Revolving Credit Facility bears interest on borrowings at variable rates including the bank's prime lending rate plus a percentage or LIBOR plus a percentage as determined by certain factors defined in the Revolving Credit Agreement. Amounts borrowed are secured by the Company's assets including accounts receivable, management and service agreements and the capital stock of the Company's wholly owned subsidiaries.

        On March 26, 1999, the Company executed an amended Revolving Credit Facility for borrowings of up to $55 million (the "$55 Million Credit Facility") with First Union National Bank, US Bank National Association and Union Bank of California N.A. (due March 2002) under substantially the same terms and conditions as the $25 Million Revolving Credit Facility which was repaid in full at the closing.

         Effective April 14, 2000, the Company expanded its Revolving Credit Facility to $75 million (the "$75 Million Credit Facility") with First Union National Bank, City National Bank, Union Bank of California, U.S. Bank National Association and Wells Fargo Bank, N.A. (due April 13, 2003) under substantially the same terms and conditions as the $55 Million Credit Facility. As of June 30, 2000 and December 31, 1999, the outstanding borrowings under the Revolving Credit Facilities were $ 57 million and $ 47.5 million, respectively. As of June 30, 2000 the Company was in compliance with the terms and covenants of the $75 Million Credit Facility.


NOTE 6. OPERATING SEGMENTS

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

        The following is a summary of certain financial data for each of the segments:

                                           ORTHODONTIC    PEDIATRIC
                                             PRACTICE     PRACTICE      ALL OTHERS      TOTAL
                                              -------      -------       -------       -------
THREE  MONTHS ENDED JUNE 30, 2000:
Net revenues ...........................      $32,590      $ 3,466           $--       $36,056
Operating income (loss) ................        6,290        1,105          (766)        6,629
Depreciation and amortization ..........        1,711            9            12         1,732

THREE  MONTHS ENDED JUNE 30, 1999:
Net revenues ...........................      $21,729      $ 2,131           $--       $23,860
Operating income (loss) ................        4,161          668           (35)        4,794
Depreciation and amortization ..........          918           17           --            935


                                           ORTHODONTIC    PEDIATRIC
                                             PRACTICE     PRACTICE     ALL OTHERS      TOTAL
                                              -------      -------      -------       -------
SIX MONTHS ENDED JUNE 30, 2000:
Net revenues ...........................      $59,511      $ 6,690          $--       $66,201
Operating income (loss) ................       11,145        1,973         (837)       12,281
Depreciation and amortization ..........        3,063           67           12         3,142

SIX  MONTHS ENDED JUNE 30, 1999:
Net revenues ...........................      $41,824      $ 3,338          $--       $45,162
Operating income (loss) ................        8,010        1,036          (94)        8,952
Depreciation and amortization ..........        1,767           43          (77)        1,738


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

                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                            JUNE 30,                JUNE 30,
                                     ---------------------      ------------------
                                       2000         1999         2000      1999
                                     -------       -------       -------   -------
Segment operating income ......      $ 6,629       $ 4,794      $ 12,281   $ 8,952
Interest income ...............          177           105           348       192
Interest expense ..............       (1,994)         (546)       (3,246)   (1,969)
Provision for income taxes            (2,109)       (1,997)       (4,120)   (3,685)
                                     -------       -------       -------   -------
Net income ....................      $ 2,703       $ 2,356       $ 5,263    $4,490
                                     =======       =======       =======   =======

                       ORTHALLIANCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


NOTE 7. TREASURY STOCK

        In February 2000, the Company acquired 270,000 shares of its common stock at a cost of approximately $1.9 million.

NOTE 8. SUBSEQUENT EVENTS

New Affiliations

        In July 2000, the Company entered into an agreement with an Affiliated Practice to expand such Affiliated Practice through the acquisition of certain operating assets of a non-affiliated orthodontic practice. The total consideration paid to the non-affiliated orthodontic practice consisted of $224,000 cash and a promissory note of $96,000.

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

General

        The Company began providing practice management services to Allied Practices in the United States on August 26, 1997. The initial 55 Allied Practices included 82 practitioners operating 147 offices in 16 states. By the end of 1997, the Company had affiliated with 11 new practices, including 17 additional practitioners operating out of 31 new locations. In 1998, the Company affiliated with 36 new practices, including 45 additional orthodontists and pediatric dentists operating out of 70 locations. In 1999, the Company affiliated with 36 new practices, including 40 additional orthodontists and pediatric dentists operating out of 73 locations. During the six month period ended June 30, 2000, the Company affiliated with 5 new practices, including
5 practitioners operating out of 12 locations. The Company anticipates that future growth will come from new affiliations, satellite expansion of Allied Practices, and the development of new orthodontic practices, increased internal growth and improved operating efficiencies.

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

RESULTS OF OPERATIONS

   The following table sets forth certain selected unaudited condensed consolidated income statement data for the periods indicated in thousands of dollars and as a percentage of total net revenues:


                                           THREE MONTHS ENDED JUNE 30,                       SIX MONTHS ENDED JUNE 30,
                                    --------------------------------------------     ---------------------------------------------
                                            2000                     1999                     2000                     1999
                                    --------------------     -------------------     --------------------     --------------------
Net revenues ....................   $ 36,056       100.0%    $ 23,860      100.0%     $66,201      100.0%    $ 45,162      100.0%
                                    --------    --------     --------   --------     --------    --------     --------    --------

Costs and expenses:
Salaries and benefits ...........      9,858        27.3        7,111       29.8       18,468        27.9       13,867        30.7
Orthodontic and dental
  supplies ......................      3,500         9.7        2,241        9.3        6,180         9.3        4,270         9.4
Rent ............................      3,048         8.4        2,036        8.5        5,559         8.4         3770         8.3
                                    --------    --------     --------   --------     --------    --------     --------    --------
       Total direct expenses ....     16,406        45.5       11,388       47.7       30,207        45.6       21,907        48.5

General and administrative ......     11,289        31.3        6,743       28.2       20,571        31.0       12,570        27.8
Depreciation and amortization ...      1,732         4.8          935        3.9        3,142         4.7        1,733         3.8
                                    --------    --------     --------   --------     --------    --------     --------    --------
       Total operating
          expenses ..............     29,427        81.6       19,066       80.0       53,920        81.4       36,210        80.1
                                    --------    --------     --------   --------     --------    --------     --------    --------

Operating income ................      6,629        18.3        4,799       20.0       12,281        18.5        8,952        19.8

Interest income .................        177         0.4          105        0.4          348         0.5          192         0.4
Interest expense ................     (1,994)       (5.5)        (546)      (2.2)      (3,246)       (4.9)         969        (2.1)
                                    --------    --------     --------   --------     --------    --------     --------    --------

Income before income taxes ......      4,812        13.3        4,353       18.2        9,383        14.1        8,175        18.1

Provision for income taxes ......      2,109         5.8        1,997        8.3        4,120         6.2        3,685         8.1
                                    --------    --------     --------   --------     --------    --------     --------    --------
Net income ......................   $  2,703         7.5     $  2,356        9.8     $  5,263         7.9     $  4,490         9.9
                                    ========    ========     ========   ========     ========    ========     ========    ========


Operating Income and Net Income

        Operating income for the three months ended June 30, 2000 increased 38% to $6.6 million from $4.7 million in the comparable 1999 quarter. Operating income for the six months ended June 30, 2000 increased 37% to $12.3 million from $8.9 million in the comparable 1999 quarter.

        Net income for the three months ended June 30, 2000 increased 15% to $2.7 million from $2.4 million in the comparable 1999 quarter. Net income for the six months ended June 30, 2000 increased 17% to $5.3 million from $4.5 million in the comparable 1999 quarter.

Net Revenues

        Net revenues for the three months ended June 30, 2000 increased 51% to $36.1 million from $23.9 million in the comparable 1999 quarter. Similarly, net revenues for the six months ended June 30, 2000 increased 47% to $66.2 million from $45.2 million in the comparable 1999 quarter. The increase in net revenues for the three and six months ended June 30, 2000 is primarily due to an increase in affiliations of Allied Practices, the New Image acquisition and an increase in the internal growth of comparative same-store collections of approximately ten percent for the current period. Net revenues as reported by the Company include the Company's contractual service or consulting fee based in part on patient revenues, as well as reimbursed expenses of the Allied Practices.

Operating Expenses

        Total operating expenses increased 54% to $29.4 million, or 82% of net revenues, in the three months ended June 30, 2000 from $19.1 million, or 80% of net revenues, for the comparable 1999 quarter. Total operating expenses increased 49% to $53.9 million, or 81% of net revenues, in the six months ended

June 30, 2000 from $36.3 million, or 80% of net revenues, for the comparable 1999 quarter.

        Direct expenses including salaries and benefits, orthodontic and dental supplies, and rent increased 44% to $16.4 million, or 45% of net revenues, in the three months ended June 30, 2000 from $11.4 million, or 48% of net revenues, for the comparable 1999 quarter. Direct expenses increased 38% to $30.2 million, or 46% of net revenues, in the six months ended June 30, 2000 from $21.9 million, or 49% of net revenues, for the comparable 1999 quarter. Direct expenses have increased in absolute dollars as a result of the acquisition of additional Allied Practices during the periods as well as the expansion and growth of previously existing Allied Practices.

        Salaries and benefits increased 39% to $9.9 million, or 27% of revenues, in the three months ended June 30, 2000 from $7.1 million, or 30% of net revenues for the comparable 1999 quarter. Salaries and benefits increased 33% to $18.5 million, or 28% of revenues, in the six months ended June 30, 2000 from $13.9 million, or 31% of net revenues for the comparable 1999 quarter. The decrease in salaries and benefits as a percentage of net revenues is a result of practice affiliations of which employees remained employees of the Allied Practice's professional corporations. Accordingly, for these practices, salary and benefit expenses are not reported by the Company. The Company expects that in future periods salaries and benefits will increase in absolute dollars, but may vary as a percentage of net revenues.

        General and administrative expenses increased 67% to $11.3 million, or 31% of net revenues, in the three months ended June 30, 2000 from $6.7 million, or 28% of net revenues, for the comparable 1999 quarter. General and administrative expenses increased 64% to $20.6 million, or 31% of net revenues, in the six months ended June 30, 2000 from $12.6 million, or 28% of net revenues, for the comparable 1999 quarter. General and administrative expenses have shown an increase in absolute dollars primarily related to the acquisition of additional Allied Practices during the period as well as the expansion and growth of previously existing Allied Practices offsetting reductions in marketing and advertising and other costs.

        Depreciation and amortization expenses increased approximately 85% to $1.7 million or 5% of net revenues in the three months ended June 30,2000 from $0.9 million or 4% of net revenues. Depreciation and amortization expenses increased approximately 81% to $3.1 million or 5% of net revenues in the six months ended June 30, 2000 from $1.7 million or 4% of net revenues. This increase is attributable to the increase in intangible assets associated with the affiliations of Allied Practices and the acquisition of New Image. Intangible assets approximated $120 million and $84 million at June 30, 2000 and December 31, 1999, respectively. Depreciation and amortization expenses primarily relate to the depreciation of capital assets and the amortization of excess cost over the fair value of net assets acquired and certain other intangibles. The Company's policy is to amortize goodwill over the expected period to be benefited, not to exceed 25 years.

Interest Expense

        Interest expense increased to $2 million for the three months ended June 30, 2000 from $0.5 million in the comparable period in 1999. Interest expense increased to $3.2 million for the six months ended June 30, 2000 from $0.9 million in the comparable period in 1999. The increase was primarily due to increased borrowings under the Company's Revolving Credit Facility in support of Allied Practices affiliated and certain debt obligations issued and assumed in connection with New Image acquisition. Company borrowings under the Revolving Credit Facilities were $57 million and $47.5 million at June 30, 2000 and December 31, 1999, total debt was approximately $80.3 million and $49.7 million, respectively.

Provision for Income Taxes

        The provision for income taxes increased 6% to $2.1 million for the three month period ended June 30, 2000 from $2.0 million for the comparable 1999 period. The provision for income taxes increased 12% to $4.1 million for the six month period ended June 30, 2000 from $3.7 million for the comparable 1999 period. The Company's effective income tax rates for the periods ended June 30, 2000 and 1999, respectively, were higher than the statutory tax rate primarily due to the amortization of certain intangible assets not being deductible for income tax purposes. The effective tax rate was 43.8% and 45.8% for the three month period ended June 30, 2000 and for the comparable period in 1999, respectively. The effective tax rate was 43.9% and 45.1% for the six month period ended June 30, 2000 and for the comparable period in 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its operations to date primarily through cash from operations, the Company's line of credit and other available capital resources. This capital is used for affiliations with new Allied Practices, development of Allied Practice satellite offices, capital additions and general working capital needs. As of June 30, 2000 and December 31, 1999 the Company had a working capital balance of $13.2 million and $21.5 million, respectively. As of June 30, 2000 the Company's principal sources of liquidity included cash and short term investments of approximately $10.0 million and the Revolving Credit Facility, which as of that date had $18 million of available credit, with the remaining $57 million in outstanding borrowings bearing interest at the prime interest rate plus a margin or the LIBOR plus a margin. As of June 30, 2000, the Company was in compliance with all terms of the Revolving Credit Facility. On April 14, 2000, the Company expanded its revolving credit facility to $75 million, which expires on April 13, 2003 and has substantially similar terms to the previous facility.

        The Company's operating activities generated cash of $10.9 million during the six month period ended June 30, 2000. Net cash used in financing activities approximated $0.1 million in the six month period ended June 30, 2000 and consisted of borrowings and repayments on the line of credit and treasury shares purchased. Cash used in investing activities of $12.0 million in the six month period ended June 30, 2000 consisted of payments in connection with Allied Practices affiliated and capital expenditures, primarily for office and computer equipment used in Company operations. The Company does not currently have any material commitments with respect to any capital expenditures.

        The Company's capital resources needed to continue acquisition and development efforts are expected to be funded through a combination of cash flows provided by ongoing operations, the Company's line of credit, the issuance of equity and debt securities, as described in the Company's Form S-4 registration statement which became effective on August 6, 1999, and other sources. Management believes that these sources of capital will be sufficient to meet the Company's capital requirements for the next twelve months. The Company may choose to issue debt or equity to meet its future long-term capital needs, as management deems appropriate. There can be no assurance that the Company will be able to raise such additional working capital on acceptable terms, if at all. In the event the Company is unable to raise additional working capital, further measures would be necessary including, without limitation, the delay, or scale back of its operations, new Allied Practice affiliations, marketing programs and other actions. Certain of such measures may require third party consents or approvals, including the banks under the Revolving Credit Facility, and there can be no such assurance that such consents or approvals can be obtained.

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

        During the six months ended June 30, 2000, the Company acquired 0.3 million shares of its common stock at an approximate cost of $1.7 million. The Company is authorized to repurchase additional shares from time to time. Payments for such share repurchases come from operating cash flow and/or borrowings under the Revolving Credit Facility. The timing and the amount of shares to be purchased will be determined based on the evaluation of working capital needs and stock market conditions.

ACQUISITION OF NEW IMAGE ORTHODONTIC GROUP, INC.

        On March 1, 2000 the Company, through OrthAlliance New Image, Inc., a wholly owned subsidiary, acquired substantially all the assets of New Image Orthodontic Group, Inc ("New Image"), a privately held Georgia corporation based in Atlanta, Georgia.

        New Image was founded in February 1997 and provided business operations, financial and marketing and administrative services to orthodontic practices in nine states in accordance with long term service agreements. The transaction was accounted for as a purchase and includes practice management agreements with 36 orthodontic practitioners operating in 50 locations with over $33.0 million in annualized revenues. Collectively, the consideration and transaction costs associated with this transaction totaled approximately $33.8 million. Of this amount, $5.5 million was paid in cash, approximately $13.4 million of debt was assumed and $12.9 million in promissory notes were issued to the sellers, with interest rates ranging from 9% to 10%.

        The Company has to date transitioned the New Image assets into its business operations. Although management believes that the transition will continue to be successful, there can be no assurances that certain matters outside of management's control will not occur, delaying the successful integration of the New Image business operation, and having an unfavorable impact on operations and working capital.

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

        In January 1999, the Company implemented Statement of Position 98-5 "Reporting on Costs of Start-up Activities." The SOP 98-5 requires net costs of start-up activities, including organizational costs, to be expensed as incurred. In addition, the SOP requires that previously capitalized start-up costs be expensed upon the effective date. The implementation of SOP-85 did not have a material effect on the Company's financial position or the results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company does not have any derivative financial instruments as of June 30, 2000. Further, the Company is not exposed to interest rate risk as the Company's revolving line of credit agreement has a variable interest rate. Therefore, the fair value of these instruments is not affected by change in market interest rates. The Company believes that the market risk arising from not hedging its financial instruments is not material.

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



ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        (a)  None

        (b)  None



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The 2000 Annual Meeting of stockholders of the Company was held on Thursday, June 1, 2000. At this meeting, the following matters were voted upon by the Company's stockholders.

        (b) Election of Class II and Class III Directors

        Craig L. McKnight was elected to serve as a Class II director of the Company until the 2001 Annual Meeting of Stockholders or until his successor is elected and qualified. The vote was as follows:

                                VOTES CAST IN  VOTES CAST AGAINST   ABSTENTIONS
NAME                                FAVOR         OR WITHHELD        NON VOTES
                                  ----------       ----------       ----------
Craig L. McKnight                 11,227,320          141,005            0


Stephen G. Tracey, D.D.S., M.S., Sam Westover and Larry D. Dormois D.D.S., M.S. were elected to serve as Class III directors of the Company until the 2003 Annual Meeting of Stockholders or until their successors are elected and qualified. The vote was as follows:

                                    VOTES CAST IN  VOTES CAST AGAINST   ABSTENTIONS
NAME                                    FAVOR         OR WITHHELD        NON VOTES
                                      ----------       ----------       ----------
Stephen G. Tracey, D.D.S., M.S.       11,271,880           96,445            0
Sam Westover                          10,681,406          686,919            0
Larry D. Dormois, D.D.S., M.S.        11,272,080           96,245            0

        The following directors continued in office following the meeting:

NAME                                   TERM EXPIRES
----                                   ------------
Douglas D. Durbin, D.M.D., M.S.D. ..       2001
W. Dennis Summers, Esq. ............       2001
Randall K. Bennett, D.D.S., M.S. ...       2002
G. Harry Durity ....................       2002
Raymond G.W. Kubisch, D.D.S.,
   M.S.D. ..........................       2002

        (c)(i) Approval of Amendment to the 1997 Director Stock Option Plan

        The stockholders of the Company approved amendments to the Director Plan that provided (i) the Compensation Committee shall have authority and discretion to administer the Director Plan and to grant options to any director who is not a full-time employee of the Company ("Eligible Directors"), in addition to the automatic formula grants of options currently permitted in the Director Plan for Eligible Directors, (ii) the automatic formula grant of options to the Chairman of the Board, provided that the Chairman is an Eligible Director, was increased from options to acquire 10,000 shares of Class A Common Stock to options to acquire 20,000 shares of Class A Common Stock, and (iii) an increase in the number of shares of Common Stock which may be issued subject to options granted under the 1997 Employee Stock Option Plan from 200,000 shares to 500,000 subject to certain anti-dilution provisions set forth in the plan. The vote was as follows:


                     VOTES CAST IN      VOTES CAST AGAINST    ABSTENTIONS
                         FAVOR              OR WITHHELD        NON VOTES
                      ----------              -------           ------
                      10,426,962              925,075           16,288


        (c)(ii) Selection of Independent Auditors

        The stockholders of the Company ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 2000. The vote was as follows:

                     VOTES CAST IN      VOTES CAST AGAINST    ABSTENTIONS
                         FAVOR              OR WITHHELD        NON VOTES
                      ----------              -------           ------
                      11,345,384               17,390           5,551

        (d) None


ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)Exhibits

        10.1 Amendment to Employment Agreement by and between OrthAlliance, Inc. and Stephen M. Toon, dated as of May 22, 2000 (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

        27.1        Financial Data Schedule for the six month period ended June
                    30, 2000.

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

                                       ORTHALLIANCE, INC.
                                       (Registrant)

Date: August 11, 2000                  By: /s/  Sam Westover
                                       -----------------------------------------
                                           Sam Westover,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date:  August 11, 2000                 By: /s/  James C. Wilson
                                       -----------------------------------------
                                           James C. Wilson,
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                  EXHIBIT INDEX



  EXHIBIT      DESCRIPTION
  -------      -----------

   10.1        Amendment to Employment Agreement by and between OrthAlliance,
               Inc. and Stephen M. Toon, dated as of May 22, 2000 (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

   27.1 Financial Data Schedule for the six month period ended June 30, 2000.

   99.1        Safe Harbor Compliance Statement (incorporated by reference to
               Exhibit 99.1 of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997).