Form 10-Q
period 2000-09-30
ORTHALLIANCE INC
filed 2000-11-14
CIK 1039139

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

                   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

               CLASS                           OUTSTANDING AT NOVEMBER 10, 2000
               -----                           --------------------------------
Class A Common Stock, $.001 par value                  12,506,337
Class B Common Stock, $.001 par value                     246,290

================================================================================

                       ORTHALLIANCE, INC. AND SUBSIDIARIES

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                                                                PAGE
                                                                                                                NUMBER
                                                                                                                ------
       PART I.      FINANCIAL INFORMATION.......................................................................    3

       Item 1.      Financial Statements........................................................................    3

                    Condensed Consolidated Balance Sheets as of September 30, 2000 (unaudited) and
                    December 31, 1999...........................................................................    3

                    Unaudited Condensed Consolidated Statements of Income for the Three Month and Nine
                    Month Periods Ended September 30, 2000 and September  30, 1999..............................    4

                    Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Month Periods
                    Ended September 30, 2000 and September 30, 1999.............................................    5

                    Notes to Unaudited Condensed Consolidated Financial Statements..............................    6

       Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.......   11

       Item 3.      Quantitative and Qualitative Disclosures about Market Risk..................................   16

       PART II.     OTHER INFORMATION...........................................................................   17

       Item 1.      Legal Proceedings...........................................................................   17

       Item 2.      Changes in Securities and Use of Proceeds...................................................   17

       Item 3.      Defaults Upon Senior Securities.............................................................   17

       Item 4.      Submission of Matters to a Vote of Security Holders.........................................   17

       Item 5.      Other Information...........................................................................   17

       Item 6.      Exhibits and Reports on Form 8-K............................................................   17

                    Signatures..................................................................................   18

                    Exhibit Index...............................................................................   19

                         PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                       ORTHALLIANCE, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                        SEPTEMBER 30,   DECEMBER 31,
                                                                                                            2000           1999
                                                                                                        -------------   -----------
                                                                                                        (UNAUDITED)
                                                              ASSETS

    Current assets:
       Cash and cash equivalents ...................................................................      $   7,431       $  11,189
       Patient receivables, net of allowances of $76 and $563 at September 30, 2000 and
       December 31, 1999, respectively .............................................................         15,471          10,520
       Unbilled patient receivables, net of allowances of $113 and $382 at September
       30, 2000 and December 31, 1999, respectively ................................................          3,183           3,436
       Amounts due from Allied Practices ...........................................................         18,597          10,630
       Income taxes receivable .....................................................................            371             509
       Current deferred tax assets .................................................................            337             104
       Other current assets ........................................................................            484           2,010
                                                                                                          ---------       ---------
        Total current assets .......................................................................         45,874          38,398
    Property and equipment, net ....................................................................          8,072           6,333
    Notes receivable ...............................................................................          5,470           4,920
    Non-current deferred tax assets ................................................................          1,926           1,486
    Intangible assets, net .........................................................................        120,171          83,620
    Other, net .....................................................................................          1,153             502
                                                                                                          ---------       ---------
        Total assets ...............................................................................      $ 182,666       $ 135,259
                                                                                                          =========       =========

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
       Current portion of notes payable ............................................................      $   5,520       $      --
       Accounts payable ............................................................................          2,094           2,549
       Accrued liabilities .........................................................................          3,746           2,299
       Patient prepayments .........................................................................         17,903           6,240
       Practice affiliations payable ...............................................................          1,039           3,610
       Current deferred tax liabilities ............................................................             23             182
       Amounts due to Allied Practices .............................................................          3,657           1,988
                                                                                                          ---------       ---------
        Total current liabilities ..................................................................         33,982          16,868
    Line of credit borrowings ......................................................................         55,000          47,500
    Non-current deferred tax liabilities ...........................................................          2,642             935
    Notes payable ..................................................................................         16,462           2,144
                                                                                                          ---------       ---------
        Total liabilities ..........................................................................        108,086          67,447
    Commitments and Contingencies
    Stockholders' equity:
      Class A Common Stock, $.001 par value, 70,000,000 shares authorized, 13,198,839
         shares issued and outstanding at September 30, 2000 and December 31, 1999 .................             13              13
      Class B Common Stock, $.001 par value, 250,000 shares authorized, 248,414 shares
         issued and outstanding at September 30, 2000  and December 31, 1999, respectively .........             --              --
    Additional paid-in capital .....................................................................         65,700          65,145
    Retained earnings ..............................................................................         13,560           5,457
    Treasury stock, at cost, 587,726 shares at September 30, 2000 and 318,726 shares at
            December 31, 1999 ......................................................................         (4,693)         (2,803)
                                                                                                          ---------       ---------
        Total stockholders' equity .................................................................         74,580          67,812
                                                                                                          ---------       ---------
        Total liabilities and stockholders' equity .................................................      $ 182,666       $ 135,259
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

                       ORTHALLIANCE, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            THREE MONTHS                    NINE  MONTHS
                                                          ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                          2000           1999           2000            1999
                                                        --------       --------       ---------       --------
Net revenues .....................................      $ 37,049       $ 24,286       $ 103,250       $ 69,449
                                                        --------       --------       ---------       --------
Costs and expenses:
Salaries and benefits ............................        11,554          6,679          30,022         20,545
Orthodontic and dental supplies ..................         3,748          2,423           9,928          6,693
Rent .............................................         2,981          2,169           8,540          5,939
                                                        --------       --------       ---------       --------
    Total direct expenses ........................        18,283         11,271          48,490         33,177
General and administrative .......................        10,054          6,944          30,625         19,525
Depreciation and amortization ....................         1,807          1,022           4,949          2,832
                                                        --------       --------       ---------       --------
    Total operating expenses .....................        30,144         19,237          84,064         55,534
Operating income .................................         6,905          5,049          19,186         13,915
Interest income ..................................           167            107             515            299
Interest expense .................................        (2,077)          (698)         (5,323)        (1,580)
                                                        --------       --------       ---------       --------
Income before income taxes .......................         4,995          4,458          14,378         12,634
Provision for income taxes .......................         2,155          1,877           6,275          5,561
                                                        --------       --------       ---------       --------
Net income .......................................      $  2,840       $  2,581       $   8,103       $  7,073
                                                        ========       ========       =========       ========
Net income per share - basic and diluted .........      $   0.22       $   0.19       $    O.63       $   0.53
                                                        ========       ========       =========       ========
Weighted average number of Common shares
  outstanding (in thousands):
    Basic ........................................        12,860         13,318          12,919         13,313
                                                        ========       ========       =========       ========
    Diluted ......................................        12,884         13,319          12,937         13,334
                                                        ========       ========       =========       ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       ORTHALLIANCE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                              NINE MONTHS
                                                                          ENDED SEPTEMBER 30,
                                                                          2000           1999
                                                                        --------       --------
Cash flows from operating activities:
Net income .......................................................      $  8,103      $  7,073
Adjustments to reconcile net income to net cash provided by
    operating activities:
Depreciation and amortization ....................................         4,950         2,832
Deferred taxes ...................................................           872           479
Changes in assets and liabilities, excluding effects
   of Acquisitions:
  Patient receivables, net .......................................        (4,110)         (845)
  Amounts due from Allied Practices ..............................        (4,465)       (1,075)
  Other current assets ...........................................         1,758          (175)
  Income taxes receivable ........................................           144         1,493
  Other, net .....................................................           158           (11)
  Accounts payable and accrued liabilities .......................          (194)         (144)
  Amounts due to Allied Practices ................................         1,669           264
  Patient prepayments ............................................         6,258           727
                                                                        --------       --------
Net cash provided by operating activities ........................        15,143        10,618
                                                                        --------       --------
Cash flows from investing activities:
  Payments for new practice affiliations .........................        (8,166)       (24,068)
  Payments for acquisition of New Image ..........................        (6,841)           --
  Increase in notes receivable ...................................        (1,932)       (1,611)
  Principal payments on notes receivables ........................         1,316           924
  Capital expenditures ...........................................        (1,163)         (834)
                                                                        --------       --------
Net cash used in investing activities ............................       (16,786)      (25,589)
                                                                        --------       --------
Cash flows from financing activities:
  Decrease in bank overdraft .....................................          (807)         (515)
  Treasury shares purchased ......................................        (1,890)       (1,278)
  Increase in line of credit borrowings ..........................        69,000        27,200
  Line of credit refinancing fees ................................          (810)         (473)
  Repayment of debt ..............................................       (67,608)       (6,917)
                                                                        --------       --------
Net cash (used) provided by financing activities .................        (2,115)       18,017
                                                                        --------       --------
Net (decrease) increase in cash and cash equivalents .............        (3,758)        3,046
Cash and cash equivalents at beginning of period .................        11,189         3,226
                                                                        --------       --------
Cash and cash equivalents at end of period .......................      $  7,431      $  6,272
                                                                        ========       ========
Supplemental cash flow information: Cash paid during the
    period for:
  Interest .......................................................      $  5,962      $  1,713
  Income taxes ...................................................         5,766         4,459
Non-cash investing and financing activities:
Acquisition of intangible assets:
  Fair value of assets acquired ..................................      $ 40,670      $ 32,040
  Less: Issuance of common stock or stock options ................          (555)         (760)
  Less: Cash paid ................................................        12,693       (28,689)
                                                                        --------       --------
  Notes payable or liabilities assumed ...........................      $ 27,422      $  2,591
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

         OrthAlliance's wholly-owned subsidiaries, incorporated in Delaware, include the following: PedoAlliance, Inc. ("PedoAlliance") and OrthAlliance Finance, Inc. ("OA Finance") formed in December 1997, PedoAlliance Properties, Inc., OrthAlliance Properties and OrthAlliance Services, Inc. formed in April 1999, and OrthAlliance Holdings, Inc. and OrthAlliance New Image, Inc. ("OA New Image") formed in January 2000. The subsidiaries were formed to provide practice management, patient financing, consulting and other services (collectively "Management Services") to allied orthodontic and pediatric dental practices (the "Allied Practices") or their patients. OA New Image was formed specifically in connection with the Company's acquisition of substantially all of the assets of New Image Orthodontic Group, Inc., which was effective March 1, 2000. OrthAlliance, Inc. and its subsidiaries are collectively referred to as "OrthAlliance" or the "Company".

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

         The acquisition price included a cash payment of $5.5 million, an estimated $1.1 million in acquisition costs, promissory notes issued of approximately $12.9 million, the assumption of approximately $13.4 million of existing debt due to New Image's former orthodontic practices, and the issuance of approximately 273,000 stock options. The promissory notes issued and assumed have interest rates ranging from 9%-10% and are repayable over a one to five year period. The Company will utilize substantially all the acquired assets in the continued operation of the business. The acquisition has been accounted for as a purchase. Intangible assets of approximately $33.2 million resulted from the acquisition. The results of operations of New Image are included with the results of operations of the Company from March 1, 2000. The Company has obtained the appropriate consents from its lenders regarding this transaction.

         The following pro forma results of operations are presented to illustrate the effect of the acquisition on the historical operating results of OrthAlliance and New Image for the three and nine month periods ended and September 30, 1999 and the nine month period ended September 30, 2000. These pro forma results of operation gives effect to the acquisition as if it occurred as of January 1, 2000 and January 1, 1999, respectively. The pro forma results of operations are based on management's current estimates and may not be indicative of the results of operations that actually would have occurred if the transaction had been at the dates indicated.

                                                                      THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                               --------------------------------------------------
                                                                                                  PRO FORMA
                                                               ORTHALLIANCE         NEW IMAGE    ADJUSTMENTS       PRO FORMA
                                                               ------------         ---------    -----------       ---------
Net revenues ...............................................      $24,286            $ 8,703       $     --          $32,989
Operating income (loss) ....................................        5,049               (509)           993            5,533
Net income (loss) ..........................................        2,581             (1,281)         1,208            2,508
Basic and diluted net income  per share ....................      $  0.19                                            $  0.19
                                                                  =======                                            =======
Weighted average number of
    Common shares outstanding (in thousands):

        Basic ..............................................       13,318                                             13,318
                                                                  =======                                            =======
        Diluted ............................................       13,319                                             13,319
                                                                  =======                                            =======

                                                                             NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                                 -----------------------------------------------------------
                                                                                                  PRO FORMA
                                                                 ORTHALLIANCE       NEW IMAGE(a) ADJUSTMENTS(a)    PRO FORMA
                                                                 ------------       -----------  -------------     ---------
Net revenues ................................................        $103,250           $ 3,803        $ --        $107,053
Operating income (loss) .....................................          19,186               (84)        323          19,425
Net income (loss) ...........................................           8,103              (448)        440           8,095
Basic and diluted net income per share ......................        $   0.63                                      $   0.63
                                                                     ========                                      ========
Weighted average number of
    Common shares outstanding (in thousands):
        Basic ...............................................          12,919                                        12,919
                                                                     ========                                      ========
        Diluted .............................................          12,937                                        12,937
                                                                     ========                                      ========

                                                                             NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                                 ------------------------------------------------------------
                                                                                                    PRO FORMA
                                                                 ORTHALLIANCE       NEW IMAGE     ADJUSTMENTS       PRO FORMA
                                                                 ------------       ------------  --------------    ---------
Net revenues ...............................................          $69,449          $ 25,092       $   --          $94,541
Operating income (loss) ....................................           13,915              (898)         3,208         16,225
Net income (loss) ..........................................            7,073            (3,053)         3,444          7,464
Basic and diluted net income  per share ....................          $  0.53                                         $  0.53
                                                                      =======                                         =======
Weighted average number of
    Common shares outstanding (in thousands):
       Basic ...............................................           13,313                                          13,313
                                                                      =======                                         =======
       Diluted .............................................           13,334                                          13,334
                                                                      =======                                         =======


                  (a) Because the transaction with New Image was effective March 1, 2000, the results of operations for New Image and the pro forma adjustments are for the two months period ended February 29, 2000.

NOTE 4. PRACTICE AFFILIATIONS

         During the three months ended September 30, 2000, the Company entered into practice affiliation agreements with 5 practitioners to provide management services and acquire certain operating assets for a total consideration (including acquisition costs) of $2.7 million. The consideration consisted of $2.4 million cash and $0.3 million notes payable and current liabilities. These Allied Practices operate 7 locations and generated historical patient revenue over the prior 12 months of approximately $3.2 million. Prior patient revenue is not necessarily indicative of the level of revenue that these practices may be expected to generate in the future.

NOTE 5. PRACTICE AFFILIATIONS PAYABLE

As of September 30, 2000 and December 31, 1999 Practice Affiliate Payables approximated $1.0 million and $3.6 million, respectively, related to the acquisition of management agreements executed prior to September 30, 2000 and December 31, 1999. These respective amounts are unsecured and non-interest bearing obligations and were paid by the Company in full in October 2000 and January 2000.

NOTE 6. BANK LINE OF CREDIT

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

         Effective April 14, 2000, the Company expanded its Revolving Credit Facility to $75 million (the "$75 Million Credit Facility") with First Union National Bank, City National Bank, Union Bank of California, U.S. Bank National Association and Wells Fargo Bank, N.A. (due April 13, 2003) under substantially the same terms and conditions as the $55 Million Credit Facility. As of September 30, 2000 and December 31, 1999, the outstanding borrowings under the Revolving Credit Facilities were $55.0 million and $47.5 million, respectively. As of September 30, 2000 the Company was in compliance with the terms and covenants of the $75 Million Credit Facility.

NOTE 7. OPERATING SEGMENTS

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

The following is a summary of certain financial data for each of the segments:

                                                   ORTHODONTIC   PEDIATRIC
                                                    PRACTICES    PRACTICES    ALL OTHERS         TOTAL
                                                   -----------   ---------    ----------         -----
THREE MONTHS ENDED SEPTEMBER 30, 2000:
Net revenues ................................        $33,610        $3,440        $  --         $37,050
Operating income (loss) .....................          6,506           815         (416)          6,905
Depreciation and amortization ...............          1,757            46            4           1,807
THREE  MONTHS ENDED SEPTEMBER 30, 1999:
Net revenues ................................        $21,789        $2,497        $  --         $24,286
Operating income (loss) .....................          4,564           766         (281)          5,049
Depreciation and amortization ...............            968            48            6           1,022

                                                   ORTHODONTIC   PEDIATRIC
                                                    PRACTICES    PRACTICES       ALL OTHERS          TOTAL
                                                   -----------   ---------       ----------          -----
NINE MONTHS ENDED SEPTEMBER 30, 2000:
Net revenues ................................        $93,121        $10,129        $    --         $103,250
Operating income (loss) .....................         17,651          2,788         (1,253)          19,186
Depreciation and amortization ...............          4,820            113             16            4,949
NINE MONTHS ENDED SEPTEMBER 30, 1999:
Net revenues ................................        $63,613        $ 5,836        $    --         $ 69,449
Operating income (loss) .....................         12,574          1,802           (461)          13,915
Depreciation and amortization ...............          2,735             91              6            2,832

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

                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                                 2000           1999             2000             1999
                                               -------         -------         --------         --------
   Segment operating income ...........        $ 6,905         $ 5,049         $ 19,186         $ 13,915
   Interest income ....................            167             107              515              299
   Interest expense ...................         (2,077)           (698)          (5,323)          (1,580)
   Provision for income taxes .........         (2,155)         (1,877)          (6,275)          (5,561)
                                               -------         -------         --------         --------
   Net income .........................        $ 2,840         $ 2,581         $  8,103         $  7,073
                                               =======         =======         ========         ========


NOTE 8. PENDING INTERNAL REVENUE SERVICE EXAMINATION

The Internal Revenue Service (the IRS) is currently examining the Company's consolidated federal income tax return for the year ended December 31, 1998. At the present time no proposed adjustments have been made and the Company is not aware of any issues which may result in a material assessment. Accordingly, no additional tax provisions or accruals have been recorded.


NOTE 9. SUBSEQUENT EVENTS

Practice Affiliations

         Subsequent to September 30, 2000, the Company entered into practice affiliation agreements with 3 practitioners to provide management services and acquire certain operating assets for a total cash consideration of $1.7 million. These Allied Practices operate 3 locations and generated historical patient revenue over the prior 12 months of approximately $1.7 million. Prior patient revenue is not necessarily indicative of the level of revenue that these practices may be expected to generate in the future.

Treasury Stock

         Subsequent to September 30, 2000 the Company has acquired 106,900 shares of its Common Stock at a cost approximating $402,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

         The information contained in this Form 10-Q and documents incorporated herein by reference is intended to update the information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission ("SEC").

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

         Additional factors that may affect future operating results are discussed in more detail in Exhibit 99.1 of the Company's Annual Report on Form 10-K and elsewhere in this Form 10-Q. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, the business and operations of the Company are subject to risks that increase the uncertainty inherent in the forward-looking statements, and the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. In addition, risks, uncertainties and assumptions change as events or circumstances change. The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC or otherwise to revise or update any oral or written forward-looking statement that may be made from time to time by or on behalf of the Company.

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

General

         The Company began providing practice management services to Allied Practices in the United States on August 26, 1997. The initial 55 Allied Practices included 82 practitioners operating 147 offices in 16 states. By the end of 1997, the Company had affiliated with 11 new practices, including 17 additional practitioners operating out of 31 new locations. In 1998, the Company affiliated with 36 new practices, including 45 additional orthodontists and pediatric dentists operating out of 70 locations. In 1999, the Company affiliated with 36 new practices, including 40 additional orthodontists and pediatric dentists operating out of 73 locations. During the nine month period ended September 30, 2000, the Company affiliated with 39 new practices, including 44 practitioners operating out of 70 locations. The Company anticipates that future growth will come from new affiliations, satellite expansion of Allied Practices, and the development of new orthodontic practices, increased internal growth and improved operating efficiencies.

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

                  (iv) the Company's management service fee related to the practices affiliated in connection with the New Image transaction is generally based on a designated percentage of patient revenues. The fee is determined by several factors including the dollar amount of patient revenues during the measurement period and the actual overhead expense of the practice expressed as a percentage of patient revenues. Generally, the fee percentage for this group of practice ranges up to 19.5% of patient revenues. In certain cases, the New Image Allied Practice must guarantee a minimum management fee over the term of the management agreement. The average management fee percentage during 2000 was approximately 17.1% of patient revenues.

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

RESULTS OF OPERATIONS

         The following table sets forth certain selected unaudited condensed consolidated income statement data for the periods indicated in thousands of dollars and as a percentage of total net revenues:

                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                              ------------------------------------------------
                                                      2000                        1999
                                              --------------------        --------------------
Net revenues ...........................      $ 37,049       100.0%       $ 24,286       100.0%
                                              --------       -----        --------       -----
Costs and expenses:
Salaries and benefits ..................        11,554        31.2           6,679        27.5
Orthodontic and dental supplies ........         3,748        10.1           2,423        10.0
Rent ...................................         2,981         8.0           2,169         8.9
                                              --------       -----        --------       -----
     Total direct expenses .............        18,283        49.3          11,271        46.4
General and administrative .............        10,054        27.1           6,944        28.6
Depreciation and amortization ..........         1,807         4.8           1,022         4.2
                                              --------       -----        --------       -----
     Total operating expenses ..........        30,144        81.4          19,237        79.2
                                              --------       -----        --------       -----
Operating income .......................         6,905        18.6           5,049        20.8
Interest income ........................           167         0.4             107         0.4
Interest expense .......................        (2,077)       (5.6)           (698)       (2.9)
                                              --------       -----        --------       -----
Income before income taxes .............         4,995        13.4           4,458        18.4
Provision for income taxes .............         2,155         5.8           1,877         7.7
                                              --------       -----        --------       -----
Net income .............................      $  2,840         7.7%       $  2,581        10.6%
                                              ========       =====        ========       =====

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                              -------------------------------------------------
                                                       2000                        1999
                                              ---------------------        --------------------
Net revenues ...........................      $ 103,250       100.0%       $ 69,449       100.0%
                                              ---------       -----        --------       -----
Costs and expenses:
Salaries and benefits ..................         30,022        29.1          20,545        29.6
Orthodontic and dental supplies ........          9,928         9.6           6,693         9.6
Rent ...................................          8,540         8.3           5,939         8.6
                                              ---------       -----        --------       -----
     Total direct expenses .............         48,490        47.0          33,177        47.8
General and administrative .............         30,625        29.7          19,525        28.1
Depreciation and amortization ..........          4,949         4.8           2,832         4.1
                                              ---------       -----        --------       -----
     Total operating expenses ..........         84,064        81.4          55,534        80.0
                                              ---------       -----        --------       -----
Operating income .......................         19,186        18.6          13,915        20.0
Interest income ........................            515         0.5             299         0.4
Interest expense .......................         (5,323)       (5.2)         (1,580)       (2.3)
                                              ---------       -----        --------       -----
Income before income taxes .............         14,378        13.9          12,634        18.2
Provision for income taxes .............          6,275         6.1           5,561         8.0
                                              ---------       -----        --------       -----
Net income .............................      $   8,103         7.8%       $  7,073        10.2%
                                              =========       =====        ========       =====

Operating Income and Net Income

         Operating income for the three months ended September 30, 2000 increased 37% to $6.9 million from $5.0 million in the comparable 1999 quarter. Operating income for the nine months ended September 30, 2000 increased 38% to $19.2 million from $13.9 million in the comparable 1999 period.

         Net income for the three months ended September 30, 2000 increased 10% to $2.8 million from $2.6 million in the comparable 1999 quarter. Net income for the nine months ended September 30, 2000 increased 15% to $8.1 million from $7.1 million in the comparable 1999 period.

Net Revenues

         Net revenues for the three months ended September 30, 2000 increased 53% to $37.0 million from $24.3 million in the comparable 1999 quarter. Similarly, net revenues for the nine months ended September 30, 2000 increased 49% to $103.3 million from $69.4 million in the comparable 1999 quarter. The increase in net revenues for the three and nine months ended September 30, 2000 is primarily due to an increase in affiliations of Allied Practices, the New Image acquisition and an increase in the internal growth of comparative same-store collections of approximately 7.5 percent for the current period and
9.2 percent year to date. Net revenues as reported by the Company include the Company's contractual service or consulting fee based in part on patient revenues, as well as reimbursed expenses of the Allied Practices.

Operating Expenses

         Total operating expenses increased 57% to $30.1 million, or 81% of net revenues, for the three months ended September 30, 2000 from $19.2 million, or 79% of net revenues, for the comparable 1999 quarter. Total operating expenses increased 51% to $84.1 million, or 81% of net revenues, for the nine months ended September 30, 2000 from $55.5 million, or 80% of net revenues, for the comparable 1999 period.

         Direct expenses including salaries and benefits, orthodontic and dental supplies, and rent increased 62% to $18.2 million, or 49% of net revenues, for the three months ended September 30, 2000 from $11.2 million, or 46% of net revenues, for the comparable 1999 quarter. Direct expenses increased 46% to $48.4 million, or 47% of net revenues, for the nine months ended September 30, 2000 from $33.1 million, or 48% of net revenues, for the comparable 1999 period. Direct expenses have increased in absolute dollars as a result of the acquisition of additional Allied Practices during the periods as well as the expansion and growth of previously existing Allied Practices.

         Salaries and benefits increased 73% to $11.6 million, or 31.2% of revenues, for the three months ended September 30, 2000 from $6.7 million, or 28% of net revenues for the comparable 1999 quarter. Salaries and benefits increased 46% to $30.0 million, or 29% of revenues, for the nine months ended September 30, 2000 from $20.5 million, or 30% of net revenues for the comparable 1999 period. The increase in salaries and benefits, for the nine months period ended September 30, 2000 compared to the prior year, is attributable to the acquisition of additional Allied Practices, as well as the expansion and growth of existing Allied Practices.

         General and administrative expenses increased 45% to $10.1 million, or 27% of net revenues, for the three months ended September 30, 2000 from $6.9 million, or 29% of net revenues, for the comparable 1999 quarter. General and administrative expenses increased 57% to $30.6 million, or 30% of net revenues, for the nine months ended September 30, 2000 from $19.5 million, or 28% of net revenues, for the comparable 1999 period. General and administrative expenses have shown an increase in absolute dollars primarily related to the acquisition of additional Allied Practices during the period as well as the expansion and growth of previously existing Allied Practices offsetting reductions in marketing and advertising and other costs. In addition, reductions in the bad debt provision, to better match historical and industry patterns resulted in a favorable adjustment to general and administrative expenses for the three months and nine months periods ended September 30, 2000.

         Depreciation and amortization expenses increased approximately 77% to $1.8 million or 5% of net revenues for the three months ended September 30, 2000 from $1.0 million or 4% of net revenues. Depreciation and amortization expenses increased approximately 75% to $4.9 million or 5% of net revenues for the nine months ended September 30, 2000 from $2.8 million or 4% of net revenues. This increase is attributable to the increase in intangible assets associated with the affiliations of Allied Practices and the acquisition of New Image. Intangible assets approximated $120 million and $84 million at September 30, 2000 and December 31, 1999, respectively. Depreciation and amortization expenses primarily relate to the depreciation of capital assets and the amortization of excess cost over the fair value of net assets acquired and certain other intangibles. The Company's policy is to amortize goodwill over the expected period to be benefited, not to exceed 25 years.

Interest Expense

         Interest expense increased to $2 million for the three months ended September 30, 2000 from $0.7 million for the comparable period in 1999. Interest expense increased to $5.3 million for the nine months ended September 30, 2000 from $1.6 million for the comparable period in 1999. The increase was primarily due to increased borrowings under the Company's Revolving Credit Facility in support of Allied Practices affiliated and certain debt obligations issued and assumed in connection with New Image acquisition. Company borrowings under the Revolving Credit Facilities were $55 million and $47.5 million at September 30, 2000 and December 31, 1999, respectively. Total debt was approximately $77.0 million and $49.7 million at September 30, 2000 and December 31, 1999, respectively.

Provision for Income Taxes

         The provision for income taxes increased 15% to $2.2 million for the three month period ended September 30, 2000 from $1.9 million for the comparable 1999 quarter. The provision for income taxes increased 13% to $6.3 million for the nine month period ended September 30, 2000 from $5.6 million for the comparable 1999 period. The Company's effective income tax rates for the periods ended September 30, 2000 and 1999, respectively, were higher than the statutory tax rate primarily due to the amortization of certain intangible assets not being deductible for income tax purposes. The effective tax rate was 43.1% and 42.1% for the three month period ended September 30, 2000 and 1999, respectively. The effective tax rate was 43.1% and 44.0% for the nine month period ended September 30, 2000 and for the comparable period in 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations to date primarily through cash from operations, the Company's line of credit and other available capital resources. This capital is used for affiliations with new Allied Practices, development of Allied Practice satellite offices, capital additions and general working capital needs. As of September 30, 2000 and December 31, 1999 the Company had a working capital balance of $11.9 million and $21.5 million, respectively. As of September 30, 2000 the Company's principal sources of liquidity included cash and short term investments of approximately $7.4 million and the Revolving Credit Facility, which as of that date had $20 million of available credit, with the remaining $55 million in outstanding borrowings bearing interest at the prime interest rate plus a margin or the LIBOR plus a margin. As of September 30, 2000, the Company was in compliance with all terms of the Revolving Credit Facility. On April 14, 2000, the Company expanded its revolving credit facility to $75 million, which expires on April 13, 2003 and has substantially similar terms to the previous facility.

         The Company's operating activities generated cash of $15.1 million during the nine month period ended September 30, 2000. Net cash used in financing activities approximated $2.1 million in the nine month period ended September 30, 2000 and consisted of borrowings and repayments on the line of credit and treasury shares purchased. Cash used in investing activities of $16.7 million in the nine month period ended September 30, 2000 consisted of payments in connection with Allied Practices affiliated and capital expenditures, primarily for office and computer equipment used in Company operations. The Company does not currently have any material commitments with respect to any capital expenditures.

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

         During the nine months ended September 30, 2000, the Company acquired
0.3 million shares of its common stock at an approximate cost of $1.9 million. The Company is authorized to repurchase additional shares from time to time. Payments for such share repurchases come from operating cash flow and/or borrowings under the Revolving Credit Facility. The timing and the amount of shares to be purchased will be determined based on the evaluation of working capital needs and stock market conditions.

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

CONTINUED LISTING ON THE NASDAQ NATIONAL MARKET

         The Company's Common Stock is currently quoted on the Nasdaq National Market under the symbol "ORAL". Under Nasdaq listing qualifications, the Company's Common Stock is subject to removal from the Nasdaq National Market if, among other factors, the Company either (a) fails to maintain stock price of at least $5.00 per share or (b) does not have at least $4.0 million of net tangible assets and a stock price of at least $1.00 per share. The Company does not currently meet either test, as in recent weeks the trading price of the Company's Common Stock has declined below $5.00 per share and the Company does not have $4.0 million in net tangible assets. The Company has not received a notice of removal from the Nasdaq, and the Company expects that if it received any such notice it would seek an extension of time to comply with the Nasdaq listing qualifications, request a hearing with the appropriate Nasdaq listing review board, and/or take appropriate actions to meet the relevant listing qualifications. If the Company were removed from the Nasdaq National Market, the Company would probably seek to have its Common Stock quoted on Nasdaq's OTC Bulletin Board service. Any such removal would likely make it more difficult to trade in, dispose of, and obtain price quotations for, the Company's Common Stock, and would likely depress the price of the Company's Common Stock even further.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company does not have any derivative financial instruments as of September 30, 2000. Further, the Company is not exposed to interest rate risk as the Company's revolving line of credit agreement has a variable interest rate. Therefore, the fair value of these instruments is not affected by change in market interest rates. The Company believes that the market risk arising from not hedging its financial instruments is not material.

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

         While the Company considers its relations with the Allied Practices to be good, from time to time the Company has been, and can expect to be, involved in litigation with certain of its Allied Practices. Such litigation has involved claims that the Company failed to provide required services under the Management Agreements with the Allied Practices and that certain provisions of the Management Agreements may be unenforceable, among other claims. The Company vigorously defends against such claims and believes that such claims are without merit.

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

         (d)      None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.1 Financial Data Schedule for the nine month periods ending September 30, 2000.

                  99.1 Safe Harbor Compliance Statement (incorporated by reference to Exhibit 99.1 of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997).

         (b)      Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               ORTHALLIANCE, INC. (Registrant)

Date: November 14, 2000        By: /s/  Sam Westover
                                   --------------------------------------------
                                   Sam Westover,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

Date:  November 14, 2000       By: /s/  James C. Wilson
                                   --------------------------------------------
                                   James C. Wilson,
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

  EXHIBIT                      DESCRIPTION
  -------                      -----------
     27.1     Financial Data Schedule for the nine month period ended September
              30, 2000.
     99.1     Safe Harbor Compliance Statement (incorporated by reference to
              Exhibit 99.1 of the Company's Annual Report on Form 10-K for
              fiscal year ended December 31, 1997).