Form 10-K
period 2000-12-31
ORTHALLIANCE INC
filed 2001-04-02
CIK 1039139

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                               --------------- .

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 27, 2001 (based on the last reported closing price per share of Common Stock as reported on The Nasdaq National Market on such date) was approximately $23,045,468. As of March 27, 2001, the registrant had 12,076,601 shares of Class A Common Stock outstanding and 172,526 shares of Class B Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               ORTHALLIANCE, INC.

            INDEX TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    9
Item 3.   Legal Proceedings...........................................    9
Item 4.   Submission of Matters to Vote of Security Holders...........    9

                                  PART II
Item 5.   Market for Registrant's Common Stock and Related Stockholder
          Matters.....................................................   10
Item 6.   Selected Financial Data.....................................   11
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   12
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   21
Item 8.   Consolidated Financial Statements and Supplementary Data....   21
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   21

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   21
Item 11.  Executive Compensation......................................   24
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   28
Item 13.  Certain Relationships and Related Party Transactions........   29

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   34
Exhibit Index.........................................................   34
Signatures............................................................   37

     This Form 10-K and documents incorporated by reference in this Form 10-K contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and such forward-looking statements are subject to the safe harbors created thereby. Management cautions that any such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management. For this purpose, any statements contained in this Form 10-K except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

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

     The Company believes that the following factors, among other things, could cause actual results to differ materially from those in forward-looking statements set forth in this Form 10-K: (a) the Company's ability to grow through affiliations with additional orthodontic practices or other identified means, including internal practice growth, additional satellite offices, and de novo practices; (b) the Company's ability to identify suitable affiliation candidates and to profitably manage or successfully integrate new Allied Practices with the Company and its existing Allied Practices; (c) the Company's ability to favorably resolve disputes concerning claims of alleged defaults by the Company under agreements with its Allied Practices; (d) the Company's dependence on the ability of its Allied Practices to recruit and employ replacement orthodontists and pediatric dentists as current orthodontists and pediatric dentists retire or terminate their employment agreements with the Allied Practices; (e) challenges to the enforceability of the Company's agreements with its Allied Practice and the cost of enforcing such agreements in the event the Allied Practices enter into litigation with the Company; (f) the level of competition in the practice management industries and the professions of orthodontics and pediatric dentistry; (g) regulatory development and changes in the United States healthcare system and dental and orthodontic professions, including accounting standards applicable thereto, that may affect the profitability of the Company or the enforceability of the Company's operative agreements with its Allied Practices and Allied Practitioners; (h) the Company's dependence on revenues generated by the Allied Practices and the Company's ability to collect amounts owed by the Allied Practices; (i) the Company's ability to secure capital, and the related cost of such capital, needed to fund the future growth of the Company; (j) the Company's currently low stock price may adversely affect its ability to raise capital, its relations with stockholders, including orthodontists and pediatric dentists at the Allied Practices, and its ability to retain a listing on a nationally recognized stock exchange; (k) the Company's ability to retain key personnel and staff the Allied Practices with appropriate qualified personnel; (l) the continued availability to the Company of adequate insurance; and (m) the Allied Practices' reputation for delivering high-quality patient care and their ability to attract and retain patients. The foregoing factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosures previously made by the Company. These and other factors that may affect future operating results are discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and are set forth in the safe harbor compliance statement included as Exhibit 99.1 to Form 10-K and are hereby included by reference.

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

     OrthAlliance's wholly-owned subsidiaries, incorporated in Delaware, include PedoAlliance, Inc. ("PedoAlliance") and OrthAlliance Finance, Inc. ("OA Finance") formed in December 1997, PedoAlliance Properties, Inc., a wholly-owned subsidiary of PedoAlliance, OrthAlliance Properties and OrthAlliance Services, Inc. were incorporated in California and were formed in April 1999, OrthAlliance Holdings, Inc., a Texas subsidiary, and OrthAlliance New Image, Inc. ("OA New Image") formed in January 2000. The subsidiaries were formed to provide practice management, patient financing, consulting and other services (collectively "Management Services") to allied orthodontic and pediatric dental practices (the "Allied Practices") or their patients. OA New Image was formed specifically in connection with the Company's acquisition of substantially all of the assets of New Image Orthodontic Group, Inc. "New Image," which was effective March 1, 2000. OrthAlliance, Inc. and its subsidiaries are collectively referred to as "OrthAlliance" or the "Company".

     On August 26, 1997, the Company affiliated with 55 Allied Practices including 81 orthodontists and 1 pediatric dentist operating 147 offices in 16 states pursuant to long-term management service and consulting agreements, and commenced its initial operations. From August 26, 1997 to December 31, 2000, the Company increased the number of Allied Practices, including pediatric dental practices, to a net total of 175, with 225 orthodontists and pediatric dentists (collectively, "Allied Orthodontists or Allied Practitioners") operating 394 offices in 32 states. From May 1, 1998 through December 31, 2000, PedoAlliance entered into management and consulting agreements with 20 pediatric dental practices, with 29 allied pediatric dentists ("Allied Dentists") operating 24 offices in 8 states, all of which are included in the Company information set forth above. Unless the context indicates otherwise, certain references herein to Allied Orthodontists or Allied Practitioners also include Allied Dentists. OA Finance was formed in December 1997 to offer financing alternatives to the patients of the Allied Practices. During 2000, OA Finance funded 289 loans to patients for a total value of $.8 million and had $1.4 million of loans outstanding as of December 31, 2000.

     The Company intends to continue to expand its network of Allied Practices and to target orthodontic and pediatric dental practices that management believes are leading practices in their markets based upon a variety of factors, including size, profitability, historical growth and reputation for high quality care among local consumers of orthodontic and pediatric dental services and within the orthodontic and pediatric dental services industry.

     The Company provides fee-based management or consulting services to its Allied Practices thereby allowing Allied Orthodontists or Pediatric Dentists to concentrate on providing cost effective, quality patient care. The Company does not practice orthodontics or dentistry, but generally acquires certain operating assets of an orthodontic and pediatric dental practice, employs the practice staff and administrative employees (except orthodontists and dentists, and where applicable law requires, hygienists and dental assistants), and enters into service or consulting agreements with the Allied Practices whereby the Company also provides management or consulting services to the Allied Practices, including billing and collections, cash management, purchasing, inventory management, payroll processing, advertising and marketing, financial reporting and analysis, productivity reporting and analysis, training, associate orthodontist recruiting and capital for satellite office development and acquisitions. Where state law allows and upon request by an Allied Practice, the Company leases equipment or office space to the Allied Practices. Unless otherwise indicated by the context, references herein to practice management services, agreements or rights include consulting or similar arrangements that the Company has or will enter into with certain Allied Practices in order to comply with applicable regulations in certain states regarding practice management.

     For the year ended December 31, 2000, the Company generated an operating profit of $23.7 million on $142.0 million in net revenue.

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

     Capitalizing on the Best Demonstrated Practices of Allied
Orthodontists. The Company identifies practice-level strategies that have proven successful for individual Allied Practices and shares this information among other Allied Practices. The Company provides Allied Orthodontists with comparative operating and financial data to enable Allied Orthodontists to detect areas of their practices that could be improved. The Company provides its own analysis of such operating and financial data and recommends changes to improve performance. The Company consults with Allied Practices that have demonstrated success in a certain area and generally seeks to facilitate communication among Allied Practices through periodic conferences and meetings and through the internet.

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

     Increasing the Affordability of Professional Care through Flexible Payment Plans. The Company assists Allied Practices in developing and implementing payment plans designed to make orthodontic and pediatric dental services more affordable to prospective patients. Many of the Allied Practices historically receive a down payment of approximately 25% of the total treatment plan fee at the early stages of the procedure. Recognizing that orthodontic services are largely discretionary and that a significant down payment is often a deterrent to prospective patients, the Company believes that flexible payment plans or financing opportunities are an effective means of increasing patient volume. Payment plans are tailored to respond to the various market demands and opportunities. The Company makes general recommendations to all Allied Practices with respect to instituting flexible payment plans and develops and implements market-tailored plans at the request of individual Allied Practices. In addition, the Company provides access to working capital necessary for the Allied Practices to implement flexible payment plans which may result in the reduction or elimination of down payments.

     Stimulating Demand in Local Markets through Marketing. In consultation with and upon approval of the Allied Practices, the Company develops and implements marketing plans to augment each Allied Practice's referral and other marketing systems. Certain Allied Practices have developed referral systems with local dentists. Upon the request of an Allied Practice and in appropriate markets, the Company attempts to assist such Allied Practice in reaching potential patients through print, local television and radio advertising.

GROWTH STRATEGY

     The Company's growth strategy includes affiliation with existing practices in both new and existing markets, the development of satellite offices for existing Allied Practices and internal growth through improved operating efficiencies.

     Internal Growth through Improved Operating Efficiencies. The Company offers a variety of operating procedures and systems to improve the productivity and profitability of the Allied Practices. The Company implemented payroll processing, financial reporting and analysis, national group purchasing discounted contracts and assists with appropriate credit and collection policies which accommodate specific needs of each Allied Practice. Operating efficiencies and economies are instituted on a per Allied Practice need basis.

     Development of Satellite Offices. If management determines market demand supports practice expansion, the Company assists Allied Orthodontists in developing satellite offices to be integrated into Allied Practices. The Company provides a certain amount of capital for practice expansion, market research, site selection, office design and marketing support for satellite office development.

     Affiliations with Existing Practices. The Company targets for affiliations a market that includes approximately half of the orthodontic and pediatric dental practices in the United States (approximately 4,500 orthodontic practices and 1,500 pediatric dental practices), which practices fit the Company model of quality and opportunity for revenue and earnings growth. The Company believes that affiliation will be an attractive option for existing practices, because the Company (i) provides access to capital to open and integrate new offices into existing Allied Practices, (ii) makes available best practice ideas from other Allied Practices, (iii) designs and offers business and clinical systems for Allied Practices, (iv) with the approval of the Allied Orthodontist, employs the necessary business and non-professional personnel for Allied Practices, (v) helps Allied Practices by recommending marketing and advertising strategies, and
(vi) assists Allied Orthodontists with administrative and business related tasks. The Company has reduced the number of affiliations with existing practices in order to conserve capital resources. This is partially due to the Company's low stock price, which has made it difficult for the Company to raise capital and affiliate with practices. See, Item 5, Other Consequences of the Company's Historically Low Stock Price.

     De Novo Practice Development. In addition to traditional affiliations, the Company believes that a complementary element to the Company's growth strategy includes the development of De Novo Practices. De Novo practice development represents an opportunity for the Company to build practices from the ground up in key strategic markets. By drawing on the experiences of its existing members, the Company can help to identify and implement the "best practices" for De Novo operations. The Company has, to date, established two De Novo Practices.

PAYMENT PLAN AND CASE FEES

     In the Allied Practitioners offices, at the initial orthodontic treatment, generally the patient signs a contract outlining the terms of the treatment, including the anticipated length of treatment, total fees and payment terms. Each Allied Orthodontist determines the appropriate fee to charge for services to patients based upon market conditions in the area served by that Allied Orthodontist. Generally, the amount charged by the Allied Orthodontists is independent of the patient's source of payment. The number of required monthly payments is estimated at the beginning of the case and generally corresponds to the anticipated number of months of treatment. Generally, the Allied Practices require approximately 25% of the treatment contract to be paid upon installation of the braces, and the remaining 75% evenly over the remainder of the treatment term.

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

     Other payment plans with lower monthly payments are available for patients who have insurance coverage for the treatment. Payments from patients with insurance may be lower, depending upon the amount of the fee paid on behalf of the patient by insurance policies. For patients with insurance coverage, the portion of the fee not covered by insurance is paid by the patient.

LOCATION

     As of December 31, 2000, the Company provided management services to Allied Practices at the following locations:

                                                      NUMBER OF      NUMBER OF    NUMBER OF
                      STATE                         PRACTITIONERS     OFFICES      CITIES
                      -----                         -------------    ---------    ---------
Alabama...........................................         4              9            5
Arkansas..........................................         3              2            5
Arizona...........................................        11             15            2
California........................................        37             64           54
Colorado..........................................         7              5            3
Florida...........................................        24             49           38
Georgia...........................................        31             59           40
Hawaii............................................         2              6            5
Idaho.............................................         1              2            1
Illinois..........................................         3              8            7
Indiana...........................................        15             26           17
Kansas............................................         1              2            1
Kentucky..........................................         2              7            6
Massachusetts.....................................         1              1            6
Maryland..........................................         9              8            1
Michigan..........................................         2              2            2
Minnesota.........................................         2              4            3
Mississippi.......................................         2              6            8
North Carolina....................................         1              2            1
New Mexico........................................         1              1            1
New York..........................................         1              1            1
Ohio..............................................         3              6            5
Oregon............................................         2              3            3
Pennsylvania......................................         4              7            3
South Carolina....................................         5              9            9
South Dakota......................................         2              7            6
Tennessee.........................................         9             10            8
Texas.............................................        27             49           36
Utah..............................................         6             12            9
Virginia..........................................         2              2            2
Washington........................................         5              9            8
Wyoming...........................................                        1            1
                                                         ---            ---          ---
          Total...................................       225            394          297
                                                         ===            ===          ===

AGREEMENTS WITH ALLIED PRACTICES AND ALLIED PRACTITIONERS

     Each Allied Practice has entered or enters into the following three material agreements: (i) an acquisition agreement, which may be in the form of a purchase and sale agreement whereby the Company acquires certain of the assets, or stock of an entity holding certain assets, of the Allied Practice, or an agreement and plan of reorganization, whereby the Allied Practice transfers certain assets to the Company; (ii) either a service agreement or a consulting agreement (depending upon the applicable state regulatory requirements or a management service agreement for OA New Image practices), whereby the Company provides management or consulting services to the Allied Practice (collectively, "Management Agreements"); and (iii) an employment agreement between the Allied Practice and each related Allied Practitioner who is an equity holder in the Allied Practice or who provides orthodontic or pediatric dental services through such practice for more than ten days each month.

     Acquisition Agreements. Each acquisition agreement generally results in the sale by the Allied Practice of its equipment, licenses (to the extent assignable by law), inventory, accounts receivable, furniture and other personal property, or some combination thereof based on applicable state laws or regulations, in exchange for consideration based on the Allied Practice's adjusted patient revenue. The aggregate purchase price paid by the Company is generally payable in cash, shares of Class A Common Stock, or a promissory note as determined by each Allied Practice and the Company. The aggregate consideration, including acquisition costs, paid by the Company in connection with the affiliation of the 175 Allied Practices net of consolidation from August 26, 1997 to December 31, 2000 was approximately $217.0 million, comprised of approximately $90.3 million in cash, 8.2 million shares of Class A Common Stock and promissory notes of $29.2 million.

     Service Agreements. Each service agreement generally requires or permits the Company to perform certain services for the Allied Practices, including provide and maintain specified furnishings and equipment; provide necessary employees (except practitioners and, where applicable law requires, hygienists and dental assistants); establish appropriate business systems; purchase and maintain inventory; perform payroll and accounting functions; provide billing and collection services with respect to patients, insurance companies, and third-party payors; arrange certain legal services not related to malpractice litigation; design and execute a marketing plan; advise with respect to new office locations; and manage and organize the Allied Practice's files and records, including patient records where permitted by applicable law. If the Allied Practice lacks sufficient funds to pay its current expenses, the Company is required to advance funds to the Allied Practice for the purpose of paying such expenses, subject to terms to be agreed upon. In exchange for performing the services described above, the Company receives a management fee based on one of the three fee structures described in Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company has entered into agreements with certain Allied Practices to make the payment of such management fees after the first two years contingent on various factors, including practice profitability compared to acquisition consideration, timely reporting of information, participation in practice improvement programs and orthodontist hours worked. Prior patient revenue is not necessarily indicative of the level of revenue that these practices may be expected to generate in the future.

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

     Each service agreement is generally not assignable by either party thereto without the written consent of the other party; however, the Company may assign the service agreement without the Allied Practice's consent to any entity under common control with the Company. The Company and the Allied Practice indemnify each other for costs and expenses incurred by the other party that are caused directly or indirectly by, as the case may be, the Company's or the Allied Practice's intentional or negligent acts or omissions. In the case of the Allied Practice's obligation to indemnify the Company, such obligation also applies to intentional or negligent acts and omissions occurring prior to the date of the service agreement. As of December 31, 2000, the Company had entered into service agreements with 76 Allied Practices.

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

     The services available to the Allied Practice under each consulting agreement generally include consulting with respect to equipment and office needs; preparing staffing models appropriate for an Allied Practice; advising and training with respect to business systems; purchasing and maintaining inventory; advising with respect to and providing or arranging accounting and bookkeeping services; advising with respect to developing a marketing plan; assessing the financial feasibility of establishing new offices; providing billing and collection services; and assisting the Allied Practice in organizing and developing filing and recording systems. In exchange for such services, the Company receives a consulting fee based on one of the three fee structures described in Management's Discussion and Analysis of Financial Condition and Results of Operations. As of December 31, 2000, the Company had entered into consulting agreements with 68 Allied Practices.

     Pursuant to both the service agreements and consulting agreements, Allied Practitioners maintain professional control over and ownership of their practices, determine which personnel will be allied with the Allied Practices and set their own standards of practice. The Company does not engage in the practice of orthodontics or dentistry. Each Allied Practitioner is responsible for compliance of his or her Allied Practice with state and local regulations applicable to the practice of orthodontics and dentistry and with licensing or certification requirements. Each Allied Practice, in its sole discretion, determines the fees to be charged for services provided to patients based upon market conditions in the service area and other factors deemed appropriate by the Allied Practice. Each Allied Practice executes payor contracts and acquires and pays for its own malpractice insurance coverage.

     Management Service Agreements. In March 2000, the Company and OA New Image assumed the obligations of New Image under the various Management Service Agreements ("MSA") between New Image and the orthodontic practices with whom it had entered into MSAs. The form of MSA provides for a variation of the service fee calculation compared to the traditional Company form defined in the service or consulting agreement. Under the MSAs, the service fee amount varies monthly depending on the Allied Practices financial performance and represents the residual amount after the payment of practice expenses and contractually determined practice distributions. The service fee is affected by two variables,
(1) total Allied Practice gross revenue, less refunds, and (2) overhead. Service fees are calculated based on two separate standardized grids set forth in the MSA that determine (i) the percent of practice revenue that is distributed to the Allied Practice based on that Allied Practice's gross revenue, less refunds, ("Gross Revenue Grid") and (ii) any additional or offsetting percentage of gross revenue, less refunds, that is distributed to the Allied Practice based upon that Allied's Practice's overhead ("Overhead Grid"). Pursuant to the Gross Revenue Grid, in general, the Company's retained service fees increase if the Allied Practice's gross revenue increases and decrease if the Allied Practice's gross revenue decreases. Pursuant to the Overhead Grid, in general the Company's retained service fees decrease if the Allied Practice's overhead expenses increase and the retained service fees increase if the Allied Practice's overhead decreases. The maximum retained service fee percentage is 20.0%. The average service fee percentage for the OA New Image Allied Practices is approximately 16.1%. In addition, a few OA New Image MSAs provide for a fixed percentage service fee.

     Employment Agreements. Each Allied Practitioner who is or becomes an equity holder in an Allied Practice or who provides orthodontic or dental services through an Allied Practice for more than 10 days a month is required to execute an employment agreement with the Allied Practice. Each employment agreement generally provides that the Allied Practitioner will perform professional services for the Allied Practice for a period of five years, subject to prior termination (i) for cause by the Allied Practice (which generally means death, incapacity, willful misconduct, conviction for a felony, or chronic alcoholism or drug addiction) and (ii) by the Allied Practitioner in the event of a material breach by the Allied Practice. The Allied Practitioner agrees that following termination or expiration of the employment agreement, he or she will not compete for a period of two years in the market in which the Allied Practice operates an office and will limit the methods of advertising in the area in which an Allied Practice is located.

GOVERNMENT REGULATION

     General. The field of dentistry, including orthodontics, is highly regulated, and there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future. In general, regulation of healthcare companies is increasing. Every state imposes licensing requirements on individual practitioners and on facilities operated by and services rendered by practitioners. In addition, federal and state laws regulate health maintenance organizations and other managed care organizations for which practitioners may be providers. The Company, Allied Practices and Allied Practitioners may become subject to compliance with additional regulations.

     The operations of the Allied Practices must meet federal, state and local regulatory standards in the areas of safety and health. Historically, compliance with those standards has not had any material adverse effect on the operations of the Allied Practices. Based on its familiarity with the historical operations of the Allied Practices and the activities of the Allied Practitioners, management believes that the Allied Practices are in compliance in all material respects with all applicable federal, state and local laws and regulations relating to safety and health.

     State Legislation. The laws of several states prohibit practitioners from splitting fees with non-practitioners. Furthermore, many states prohibit non-professional entities from practicing dentistry, including orthodontics, employing practitioners, or in some circumstances, employing hygienists and dental assistants. The laws of some states prohibit advertising professional services under a trade or corporate name and require that all advertising be in the name of the practitioner. A number of states also regulate the content of advertisement of professional services and the use of promotional gift items. A number of states limit the ability of a non-licensed dentist or non-orthodontist to own equipment or offices used in a practice. Some of these states allow leasing of equipment and office space to an orthodontic or dental practice, under a bona-fide lease, if the equipment and office remain in the complete care and custody of the practitioner. Management believes, based on its familiarity with the historical operations of the Allied Practices, that the activities of the Allied Practitioners and applicable regulations, that the Company's current and planned activities do not constitute the prohibited practices contemplated by these statutes and regulations. There can be no assurance, however, that future interpretations of such laws, or the enactment of more stringent laws, will not require structural and organizational modifications of the Company's existing contractual relationships with its Allied Practitioners or the operation of the Allied Practices. In addition, statutes in some states could restrict expansion of Company operations in those jurisdictions. The Company enters into either a service agreement or consulting agreement depending upon applicable state regulations.

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

COMPETITION

     The business of providing orthodontic and pediatric dental services is highly competitive in each market in which the Allied Practices operate. Allied Practices compete with practitioners who maintain single offices or operate a single satellite office, as well as with practitioners who maintain group practices or operate in multiple offices. Allied Practices also compete with general dentists and pediatric dentists who provide certain orthodontic and pediatric dental services, some of whom have more established practices. The provision of orthodontic and pediatric dental services by such dentists and pediatric dentists has increased in recent years.

     The Company faces substantial competition from other entities as the Company seeks to affiliate with additional practices. The Company is aware of several practice management companies that are focused in the area of orthodontics and dental specialties. Additional entities may enter this market and compete with the Company. Certain of these competitors have greater financial or other resources than the Company.

EMPLOYEES

     As of December 31, 2000, the Company employed approximately 1,604 persons, including 1,200 full-time employees. None of the Company's employees is represented by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

INTELLECTUAL PROPERTY

     The Company has obtained trademark registrations from the U.S. Patent and Trademark Office for its service marks "OrthAlliance" and "PedoAlliance." Management intends to continue to utilize the service marks, as allowed by applicable law, in the Company's marketing and advertising campaigns and in connection with the Company's services.

INSURANCE

     The Company maintains general liability insurance for itself and on behalf of the Allied Practices and, where permitted by applicable law and insurers, the Company is named as an additional insured under the policies of the Allied Practices. There can be no assurance that any claims against the Company or any of the Allied Practices will not be successful, or if successful, will not exceed the limits of available insurance coverage or that such coverage will continue to be available at acceptable rates. The Allied Practitioners purchase and maintain their own malpractice liability insurance coverage.

ITEM 2. PROPERTIES.

     The Company leases approximately 12,465 square feet of office space in Torrance, California for its headquarters. In addition, the Company leases office space for certain Allied Practices. The Company's annual lease or rent payments were approximately $11.8 million for the year ended December 31, 2000. See note 14 to the Company's financial statements.

ITEM 3. LEGAL PROCEEDINGS.

     From time to time, the Company is involved in various legal proceedings, claims and litigation matters arising in the ordinary course of business, including labor and personnel related issues. In the opinion of management, the outcome of such routine matters will not have a material adverse effect on the Company's business, financial condition or results of operations.

     From time to time, the Company has been, and can expect to be, involved in litigation with certain of its Allied Practices. Such litigation has involved claims that the Company failed to provide certain services under the Management Agreements with the Allied Practices and that certain provisions of the Management Agreements may be unenforceable, among other claims. The Company vigorously defends against such claims and believes that such claims are without merit. As of December 31, 2000, the Company did not have any pending legal proceedings that separately, or in the aggregate, if adversely determined, would have a material adverse effect on the Company. See also Item 5, Other Consequences of the Company's Historically Low Stock Price.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company's Class A Common Stock is traded on The NASDAQ Stock Market's National Market System under the symbol "ORAL." There is no established public trading market for the Company's Class B Common Stock. No transfers are permitted of Class B Common Stock, except to the Class B stockholder's spouse, parents, siblings, lineal descendants, trusts for the benefit of any such individual or as determined by laws of descent or wills. The high and low prices of the Company's Class A Common Stock as reported on The NASDAQ Stock Market during each quarter from January 1, 1999 are shown below:

                                                              HIGH    LOW
                                                              ----    ---
1999
First Quarter...............................................  11 7/8  7
Second Quarter..............................................   8 1/   7
Third Quarter...............................................   7 7/1  6 1/16
Fourth Quarter..............................................   9 5/1  6 1/16
2000
First Quarter...............................................   8 1/   5
Second Quarter..............................................  7       5 1/2
Third Quarter...............................................   7 9/3  5 14/32
Fourth Quarter..............................................  6       2 14/32

     At March 23, 2001, the last reported sale price of the Class A Common Stock was $2.00 per share and there were approximately 97 record holders of Class A Common Stock and 49 record holders of Class B Common Stock.

CONTINUED LISTING ON THE NASDAQ NATIONAL MARKET

     The Company's Common Stock is currently quoted on the NASDAQ National Market under the symbol "ORAL". For continued inclusion on the NASDAQ National Market, a company must meet certain tests, including compliance with the NASDAQ National Market Rule 4450(b)(4) concerning minimum bid price which requires among other things, a minimum bid price of $1.00 and tangible net assets of at least $4 million. As of December 31, 2000, the Company was not in compliance with that requirement. The continued listing of the Company's Common Stock was recently reviewed by the NASDAQ Staff and on February 28, 2001 the Company was notified by the National Market that the Company's stock was not in compliance with Rule 4450(b)(4) and that the stock may be subject to removal from the National Market.

     The Company has requested a hearing before the NASDAQ Listing Qualifications Panel which has been scheduled for April 6, 2001. There can be no assurance that the Company will satisfy the NASDAQ National Market conditions or that the Company will be able to maintain the continued listing requirements in the future. If the Company's Common Stock is delisted from the NASDAQ National Market, and if trading of the Company's Common Stock is to continue, such trading could be conducted on the NASDAQ Small Cap Market, in the over-the-counter market on the so called "pink sheets" or, if available, on the NASD's Electronic Bulletin Board. In such event, investors could find it more difficult to dispose of, or to obtain accurate quotations as to the value of, the Company's Common Stock. The trading price per share of the Company's Common Stock could be reduced as a result.

OTHER CONSEQUENCES OF THE COMPANY'S HISTORICALLY LOW STOCK PRICE

     In addition to the consequences of a possible de-listing from the NASDAQ National Market discussed above, the Company's historically low stock price has also had adverse consequences on its relations with certain of its Allied Practitioners and its ability to affiliate with new orthodontic and pediatric dental practices. Many of the Company's Allied Practitioners received shares of the Company's common stock in consideration for their affiliation with the Company. The significant decline in the price of the Company's stock has adversely affected these Allied Practitioners and, the Company believes, has harmed the Company's relationship with certain of its Allied Practitioners. The Company believes that this has led some Allied Practices to send notices to the Company or institute's litigation against the Company alleging that the Company has failed to provide certain services to the Allied Practice. See also Item 3, Legal Proceedings.

     On February 22, 2001, the Company announced the formation of a Special Committee of the Board of Directors to explore strategic alternatives to increase shareholder value. The Special Committee was formed as a result of the Company's belief that the Company's stock remains undervalued despite meeting certain financial objectives. The Committee's goal is to identify alternatives to increase shareholder value.

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

  Unregistered Securities

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

ITEM 6. SELECTED FINANCIAL DATA.

     The selected consolidated statements of income data for the years ended December 31, 2000, 1999 and 1998 and the selected balance sheet data as of December 31, 2000 and 1999 are derived from the Company's audited consolidated financial statements included elsewhere in this Form 10-K. The Company's historical results are not necessarily indicative of the results that may be achieved for any other period. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included in this Form 10-K.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------    -------    -------
                                                                  (DOLLARS IN THOUSANDS,
                                                                EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net revenues................................................  $142,014    $95,703    $74,387
Income before income taxes..................................    17,046     16,887     13,658
Net income..................................................     9,535      9,583      7,535
Basic and diluted net income per share......................      0.74       0.72       0.58
Weighted average number of common shares outstanding
  (diluted) (in thousands)..................................    12,906     13,283     13,044

                                                           YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------------
                                          AT IPO    1997(2)    1998      1999      2000      TOTAL
                                          -------   -------   -------   -------   -------   --------
                                                (DOLLARS IN THOUSANDS EXCEPT NON-REVENUE DATA)
SUPPLEMENTAL OPERATING DATA INCLUDES THE
  FOLLOWING:
Annual Affiliations Data:
  Annual patient revenues at
     affiliation, net(1)................  $60,400   $10,826   $38,761   $36,008   $44,812   $190,807
  Number of Allied Practitioners, net...       82        17        38        40        48        225
  Number of offices, net................      147        31        67        73        76        394
  Additional states represented.........       16         2        11         3        --         32

- ---------------
(1) Excludes internal same-store growth.

(2) Represents period subsequent to IPO, 8/26/97 to 12/31/97.

                                                                AS OF DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.............................................  $ 11,525     $ 21,530
Total assets................................................   184,906      135,259
Non-current liabilities.....................................    79,026       50,579
Stockholders' equity........................................    74,060       67,812

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto for the years ended December 31, 2000, 1999 and 1998.

GENERAL

     The Company began providing practice management and consulting services to Allied Practices in the United States on August 26, 1997. The initial 55 Allied Practices included 82 Allied Orthodontists operating 147 offices in 16 states. By the end of 1997, the Company had affiliated with 11 new practices, including 17 additional orthodontists operating out of 31 new locations. In 1998, the Company affiliated with 30 new practices, including 38 additional orthodontists and pediatric dentists operating out of 67 locations. In 1999, the Company affiliated with 36 new practices, including 40 additional orthodontists and pediatric dentists operating out of 73 locations. In 2000, the Company affiliated with 43 new practices, including 48 additional orthodontists and pediatric dentists operating out of 76 locations. Of the 43 new Allied Practices, 31 were affiliated on March 1, 2000 when the Company, through OrthAlliance New Image, Inc., a wholly owned subsidiary, acquired substantially all the assets of New Image Orthodontic Group, Inc., a provider of business operations, financial and marketing and administrative services to orthodontic practices across the United States.

     The Company derives net revenues by providing services pursuant to long-term Management Agreements with Allied Practices. The Company provides management or consulting services to each Allied Practice and assumes substantially all operating expenses except for compensation to the Allied Practitioners and other employees that the Company cannot employ according to applicable state laws. In exchange for assuming these expenses and providing services, the Company records revenues in amounts equal to the assumed expenses plus a service fee or consulting fee, as described below. In general, the Management Agreements provide for the recognition of fees to the Company based on a negotiated percentage of the "Adjusted Patient Revenue" of Allied Practices. The timing of the payment of such service fees is based upon cash collected. Adjusted Patient Revenue is net patient revenue, as determined under accounting principles generally accepted in the United States, including certain accrual adjustments, including those related to patient prepayments, and adjustments for contractual allowances and other discounts, plus an adjustment for uncollectible accounts.

     Patient revenue is recognized as services are performed. For orthodontic services, approximately 20% of the orthodontic contract revenues are recognized at the time of initial treatment and generally approximates 25% of the total treatment plan revenues collected by the Allied Practice. The balance of the contract revenue is realized evenly over the remaining treatment period. The 20% estimated revenue at the initial treatment date is based on the estimated costs incurred by the Company at that time as compared to the total costs of providing the contracted services and is consistent with industry standards. The percentage includes the estimated costs of diagnosis and treatment plan development, initial treatment by OrthAlliance employees at the Allied Practices, orthodontic supplies, and associated administrative services.

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

     In March 2000, the Company and OA New Image assumed the obligations of New Image under the various Management Service Agreements ("MSA") between New Image and the orthodontic practices with whom it had entered into MSAs. The form of MSA provides for a variation of the service fee calculation compared to the traditional Company form defined in the service or consulting agreement. Under the MSAs, the service fee amount varies monthly depending on the Allied Practices financial performance and represents the residual amount after the payment of practice expenses and contractually determined practice distributions. The service fee is affected by two variables, (1) total Allied Practice gross revenue, less refunds, and (2) overhead. Service fees are calculated based on two separate standardized grids set forth in the MSA that determine (i) the percent of practice revenue that is distributed to the Allied Practice based on that Allied Practice's gross revenue, less refunds, ("Gross Revenue Grid") and (ii) any additional or offsetting percentage of gross revenue, less refunds, that is distributed to the Allied Practice based upon that Allied's Practice's overhead ("Overhead Grid"). Pursuant to the Gross Revenue Grid, in general, the Company's retained service fees increase if the Allied Practice's gross revenue increases and decrease if the Allied Practice's gross revenue decreases. Pursuant to the Overhead Grid, in general the Company's retained service fees decrease if the Allied Practice's overhead expenses increase and the retained service fees increase if the Allied Practice's overhead decreases. The maximum retained service fee percentage is 20.0%. The average service fee percentage for the OA New Image Allied Practices is approximately 16.1%. In addition, a few OA New Image MSAs provide for a fixed percentage service fee.

     Expenses reported by the Company include certain of the expenses to operate the orthodontic or pediatric dental offices and all of the expenses of any corporate offices, facilities or functions. Therefore, salaries and benefits include the wages, benefits, taxes or other employment costs for all employees of the Company, including practice office staff, business office staff and management personnel. Rent includes facility expenses for both practice offices and corporate offices. General and administrative expenses include professional services, such as legal and accounting, utilities, advertising, marketing, insurance, telephone, license fees, office supplies and shipping expenses. Advertising and marketing costs, which are included in general and administration costs, includes practice activities to attract new patients and corporate activities to attract new orthodontists or pediatric dentists to join the Company. Practice supplies include only those expenses required by the Allied Practitioners to provide treatment to patients.

     From time to time the Company may receive notices of alleged defaults of certain Management Agreements. To date, the Company believes that such claims of alleged default are without merit and vigorously defends the Company's position. However, there is no assurance that such present or future disputes will be resolved favorably for the Company.

RESULTS OF OPERATIONS

     The consolidated income statement of the Company for the years ended December 31, 2000, 1999 and 1998, include net income of $9.5 million on revenues of $142.0 million, net income of $9.6 million on revenues of $95.7 million, and net income of $7.5 million on revenues of $74.4 million, respectively. For the years 2000, 1999, and 1998, the Company had income before taxes of $17.0 million, $16.9 million, and $13.7 million, respectively. Direct expenses for the fourth quarter of 2000 included approximately $800,000 in expenses incurred in the separation of its former Chief Executive Officer and certain charges.

     The following table sets forth certain selected condensed consolidated income statement data for the periods indicated in thousands of dollars and as a percentage of total net revenues:

                                                           YEAR ENDED DECEMBER 31,
                                            ------------------------------------------------------
                                                  2000               1999               1998
                                            ----------------    ---------------    ---------------
Net revenues:.............................  $142,014   100.0%   $95,703   100.0%   $74,387   100.0%
Costs and expenses:
  Salaries and benefits...................    42,461    29.9%    28,423    29.7%    22,880    30.8%
  Orthodontic supplies....................    13,903     9.8%     9,438     9.9%     7,436    10.0%
  Rent....................................    11,761     8.3%     8,252     8.6%     6,327     8.5%
                                            --------   -----    -------   -----    -------   -----
          Total direct expense............    68,125    48.0%    46,113    48.2%    36,643    49.3%
General and administrative................    43,410    30.6%    26,686    27.9%    21,456    28.8%
Depreciation and amortization.............     6,737     4.7%     3,983     4.1%     2,426     3.3%
                                            --------   -----    -------   -----    -------   -----
          Total operating expense.........   118,272    83.3%    76,782    80.2%    60,525    81.4%
Operating income..........................    23,742    16.7%    18,921    19.8%    13,862    18.6%
Interest expense..........................     7,371     5.2%     2,450     2.6%       555     0.8%
Interest income...........................       675     0.5%       416     0.4%       351     0.5%
                                            --------   -----    -------   -----    -------   -----
Income before income taxes................    17,046    12.0%    16,887    17.6%    13,658    18.3%
Provision for income taxes................     7,511     5.3%     7,304     7.6%     6,123     8.2%
                                            --------   -----    -------   -----    -------   -----
          Net income......................  $  9,535     6.7%   $ 9,583    10.0%   $ 7,535    10.1%
                                            ========   =====    =======   =====    =======   =====

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

  Net Income and Operating Income

     Net income for the year ended December 31, 2000 of $9.5 million remained at approximately the same level as net income in 1999. Operating income for the year ended December 31, 2000 increased 25.4% to

$23.7 million from $18.9 million in 1999. The increase in operating income for the year ended December 31, 2000 is attributable to an overall increase in net revenues related primarily to the acquisition of New Image and other Allied Practices and internal same store growth. Despite achieving higher operating income, net income remained flat due to the severance of the Company's former President and Chief Executive Officer, higher than expected interest rates, higher taxes, and other increased expenses.

  Net Revenues

     Net revenues for the year ended December 31, 2000 increased 48.4% to $142.0 million from $95.7 million in 1999. The increase in net revenues is due primarily to an increase in affiliations of Allied Practices, the acquisition of New Image, as well as internal store to store growth for the year approximating 8% compared to 9% in 1999. New Image contributed approximately $20.7 million of the total year 2000 revenues. Net revenues as reported by the Company include the Company's contractual service or consulting fee based in part on adjusted patient revenues, as well as reimbursed expenses of the Allied Practices.

  Operating Expenses

     Total operating expenses increased 54.0% to $118.3 million, or 83.3% of net revenues, for the year ended December 31, 2000 from $76.8 million, or 80.2% of net revenues, from the prior year.

     Direct expenses including salaries and benefits, orthodontic and dental supplies and rent increased 47.7% to $68.1 million, or 48.0% of net revenues, for the year ended December 31, 2000 from $46.1 million, or 48.2% of net revenues, from the prior year. Direct expenses have increased in absolute dollars as a result of the acquisition of New Image and other Allied Practices, the expansion and growth of existing Allied Practices, as well as expenses relating to the resignation of the Company's former President and Chief Executive Officer. The amount of severance paid to the Company's former President and Chief Executive Officer totaled approximately $600,000. The decrease in direct expenses as a percentage of 1999 net revenues is primarily attributable to economies of scale related to salaries and benefits and other direct expenses.

     Salaries and benefits increased 49.4% to $42.5 million, or 29.9% of net revenues, for the year ended December 31, 2000 from $28.4 million, or 29.7% of net revenues from the prior year. Salaries and benefits have increased in absolute dollars as a result of the acquisition of New Image and Allied Practices, the expansion and growth of existing Allied Practices, as well as expenses relating to the resignation of the Company's former President and Chief Executive Officer.

     General and administrative expenses, consisting primarily of administrative operating costs, non-rent facility costs, professional fees and overhead costs, increased 62.7% to $43.4 million, or 30.6% of net revenues, for the year ended December 31, 2000 from $26.6 million, or 27.9% of net revenues, from the prior year. General and administrative expenses have shown an increase in absolute dollars and as a percentage of revenue relating primarily to the acquisition of New Image and other Allied Practices, expansion and growth of previously existing Allied Practices, and higher laboratory cost.

  Depreciation and Amortization

     Depreciation and amortization expense increased approximately 69.1% to $6.7 million, or 4.7% of net revenues, for the year ended December 31, 2000 from $4.0 million, or 4.1% of net revenues from the prior year. This increase was attributable to the increase in intangible assets associated with the acquisition of New Image and other Allied Practices in 2000. Intangible assets increased from $83.6 million in 1999 to $124.2 million in 2000. Depreciation and amortization expense primarily relates to the depreciation of capital assets and the amortization of excess cost over the fair value of net assets acquired (goodwill) and certain other intangibles. The Company's policy has been to amortize goodwill over the expected period to be benefited, not to exceed the term of the Management Agreements.

  Interest Expense

     For the years ended December 31, 2000 and 1999, interest expense was approximately $7.4 million and $2.5 million, respectively and represents interest charges on the Company's borrowings on its revolving line of credit and notes payable. The increase was primarily due to increased borrowings under the revolving line of credit in support of the acquisition of New Image and other Allied Practices affiliated during the period. Company borrowings under the line of credit increased from $47.5 million at December 31, 1999 to $62.0 million as of December 31, 2000 (See "Liquidity and Capital Resources").

  Provision for Income Taxes

     Provision for income taxes for 2000 and 1999 approximates $7.5 million and $7.3 million, respectively. A reconciliation of the provision for income taxes for the years ending December 31, 2000, 1999 and 1998 to the amount computed at the Federal statutory rate is included in Note 15 of Notes to Consolidated Financial Statements. The Company's effective income tax rates for the years ended December 31, 2000 and 1999 were higher than the statutory tax rate primarily due to the amortization of certain intangible assets which were not deductible for income tax purposes. The effective tax rate was 44% for the year ended December 31, 2000 compared to 43% for the comparable period in 1999.

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

     Direct expenses including salaries and benefits, orthodontic and dental supplies and rent increased 25.8% to $46.1 million, or 48.2% of net revenues, for the year ended December 31, 1999 from $36.6 million, or 49.3% of net revenues from the prior year. Direct expenses have increased in absolute dollars as a result of the affiliation of additional Allied Practices during the period as well as the expansion and growth of previously existing Allied Practices. The decrease in direct expenses as a percentage of 1999 net revenues is primarily attributable to economies of scale related to salaries and benefits and other direct expenses.

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

  Provision for Income Taxes

     Provision for income taxes for 1999 and 1998 approximates $7.3 million and $6.1 million, respectively. A reconciliation of the provision for income taxes for the years ending December 31, 1999, 1998 and 1997 to the amount computed at the Federal statutory rate is included in Note 15 of Notes to Consolidated Financial Statements. The Company's effective income tax rates for the years ended December 31, 1999 and 1998 were higher than the statutory tax rate primarily due to the amortization of certain intangible assets which were not deductible for income tax purposes. The effective tax rate was 43% for the year ended December 31, 1999 compared to 45% for the comparable period in 1998.

QUARTERLY OPERATING RESULTS

     The Company's unaudited quarterly operating information (amounts in thousands, except per share amounts) for 2000, 1999 and 1998 is shown in the following table.

                                                                 QUARTERS ENDED
                                           ----------------------------------------------------------
                                           MARCH 2000    JUNE 2000    SEPTEMBER 2000    DECEMBER 2000
                                           ----------    ---------    --------------    -------------
Net revenues.............................   $30,145       $36,056        $37,049           $38,764
Operating income.........................     5,652         6,629          6,905             4,556
Provision for income taxes...............     2,011         2,109          2,155             1,236
Net income...............................     2,560         2,703          2,840             1,432
Basic and diluted net income per share...      0.20          0.21           0.22              0.11

                                                                 QUARTERS ENDED
                                           ----------------------------------------------------------
                                           MARCH 1999    JUNE 1999    SEPTEMBER 1999    DECEMBER 1999
                                           ----------    ---------    --------------    -------------
Net revenues.............................   $21,302       $23,860        $24,286           $26,255
Operating income.........................     4,128         4,737          5,049             5,007
Provision for income taxes...............     1,687         1,997          1,877             1,743
Net income...............................     2,134         2,356          2,581             2,512
Basic and diluted net income per share...      0.16          0.18           0.19              0.19

                                                                 QUARTERS ENDED
                                           ----------------------------------------------------------
                                           MARCH 1998    JUNE 1998    SEPTEMBER 1998    DECEMBER 1998
                                           ----------    ---------    --------------    -------------
Net revenues.............................   $14,650       $18,712        $20,042           $20,983
Operating income.........................     2,795         3,254          3,795             4,018
Provision for income taxes...............     1,271         1,399          1,627             1,826
Net income...............................     1,621         1,859          2,072             1,983
Basic and diluted net income per share...      0.13          0.14           0.16              0.15

SEASONALITY

     Most patients who seek orthodontic treatment are children and young adults, although the number of adults seeking treatment has been increasing in recent years particularly with the introduction of new products such as Invisalign. Based upon information provided by the Allied Practices, and based upon the results of operations in 2000, 1999 and 1998, the Company generally experiences an increase in new patient volume during the summer months when children are not in school. The Company also expects the lowest volume of patient starts during the Thanksgiving and Christmas holiday season when children are on vacation and when many of the Allied Practices are closed. As a consequence, the Company expects higher patient revenue in the third quarter and lower patient revenue in the fourth quarter. Accordingly, the Company generally expects a stronger third quarter.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations to date primarily through cash from operations, the Company's line of credit and other available capital sources. This capital is used for affiliations with new Allied Practices, development of Allied Practice enhancements, development of Allied Practice satellite offices, capital asset additions, and general working capital. The Company's working capital decreased 46% to $11.5 million at December 31, 2000 from $21.5 million at December 31, 1999. Stockholders' equity increased 9.2% to $74 million at December 31, 2000 from $67.8 million on December 31, 1999.

     The Company's operating activities generated cash of 12.7 million during the year ended December 31, 2000, primarily attributed to net income during the period, increased patient prepayments and other factors which were offset by increases in patient and other receivables, compared to $15.2 million during the year ended December 31, 1999. Net cash used in financing activities approximated $1.2 million in the year ended December 31, 2000. Cash used in financing activities consisted of debt repayment and the repurchase of the Company's Class A Common Stock. For the year ended December 31, 2000, the Company borrowed approximately $83 million and repaid $81.5 million. Repurchase of the Company's Class A Common Stock totaled approximately $3.8 million. For the year ended December 31, 1999, $28.1 million was provided by financing activities and resulted primarily from borrowings under the revolving credit facility. Cash used in investing activities of $17.8 million in the year ended December 31, 2000 consisted of payments in connection with the acquisition of New Image and other Allied Practices affiliated and capital expenditures, primarily for office and computer equipment used in Company operations. Cash used in investing activities was $35.3 million in the year ended December 31, 1999 and consisted of payments in connection with the affiliation of Allied Practices and capital expenditures, primarily for office and computer equipment used in Company operations. The Company does not currently have any material commitments with respect to any capital expenditures.

     On December 30, 1997, the Company entered into a credit agreement with First Union National Bank to provide a $25 million revolving line of credit. The interest on borrowings accrues at either the bank's prime rate or LIBOR, plus a margin. Amounts borrowed are secured by security interests in substantially all of the Company's assets, which include accounts receivable, Management Agreements and the capital stock of the Company's wholly-owned subsidiaries. The Company expanded the credit facility ("the Revolving Credit Facility") on March 26, 1999 from $25 million to $55 million and from $55 million to $75 million on April 14, 2000. Outstanding amounts under the April 14, 2000 agreement are repayable in full on April 13, 2003. As of December 31, 2000 and 1999, the outstanding balance under this credit facility was $62 million and $47.5 million, respectively. There can be no assurance that the Company will be able to renew or replace its Revolving Credit Facility or obtain alternate financing on reasonable terms, if at all. As of December 31, 2000, the Company was in compliance with the terms and covenants of the Revolving Credit Facility.

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

     For the year ended December 31, 2000, the Company acquired certain operating assets of, or the stock in entities that held certain operating assets of 43 additional Allied Practices. Of the 43 Allied Practices, 31 practices were acquired on March 1, 2000, by acquiring substantially all of the assets of New Image Orthodontic Group, Inc. ("New Image"), a privately held Georgia corporation based in Atlanta, Georgia, for a total consideration (including acquisition costs) of approximately $32.1 million. The acquisition price included a cash payment of $5.6 million; an estimated $0.3 million in acquisition costs; promissory notes issued of approximately $12.9 million, with interest rates ranging from 6% to 10%, repayable over a one to five year period; the assumption of approximately $13.4 million of existing debt due to New Image's former orthodontic practices, repayable over the next five years at interest rates approximating 9%; and the issuance of approximately 273,000 stock options. See note 3 to the Company's financial statements.

     Capital resources needed to continue acquisition and development efforts will be funded through a combination of cash flows provided by ongoing operations, the Revolving Credit Facility, the possible issuance of equity and debt securities, as described in the Company's Form S-4 registration statement which became effective on August 6, 1999, and other sources. Management believes that these sources of capital will be sufficient to meet the Company's capital requirements for the next twelve months. The Company may choose to issue debt or equity to meet its future long-term capital needs, as management deems appropriate. There can be no assurance that the Company will be able to raise such additional working capital on acceptable terms, if at all. (See Item 5, Market for Registrant's Common Stock and Related Stockholder Matters.) In the event the Company is unable to raise additional working capital, further measures would be necessary including, without limitation, the delay, or scale back of its operations, Allied Practice affiliations and development efforts, marketing programs and other actions. Certain of such measures may require third party consents or approvals, including the Company's bankers, and there can be no such assurance that such consents or approvals can be obtained. The Company has reduced the number of new affiliations with existing practices, in order to conserve capital resources.

     The Management Agreements provide for short-term advances by the Company to the Allied Practices for working capital requirements and other purposes on terms to be mutually agreed upon. These items are advanced and repaid in a revolving manner. Generally, advances are repaid when Allied Practices deposit patient revenue into their depository accounts. Advances occur when the Allied Practice operating expenses paid exceed patient revenue earned. From time to time the Company may enter into short-term loan agreements with Allied Practices for office expansion or satellite office programs. Loans are provided generally at an interest rate of prime plus 1 1/2% with monthly payments through maturity.

ACQUISITION OF NEW IMAGE ORTHODONTIC GROUP, INC.

     On March 1, 2000 the Company, through OA New Image, a wholly owned subsidiary, closed a purchase and sale agreement with New Image. The Company acquired substantially all the assets of New Image.

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

     Collectively, the consideration totaled approximately $32.1 million. Of this amount, $5.6 million was paid in cash, an estimated $0.3 million in acquisition costs, approximately $13.4 million of debt was assumed and $12.9 million in promissory notes were issued to the sellers, with interest rates ranging from 6% to 10%, and approximately 273,000 stock options with an aggregate fair value of approximately $0.6 million.

     During 2000, the Company integrated New Image into its business operations. Management continues to believe that the Company will benefit from the economies of scale and synergies resulting from the acquisition.

  Internal Revenue Service Examination

     The Internal Revenue Service (the "Service") has completed its examination of the Company's federal income tax return for the year ended December 31, 1998. The Company has agreed with the Service's proposed adjustment of approximately $583,000 of additional tax payments for the years ended 1998 and 1999 which was paid in March 2001. The adjustment related to timing differences between book and tax with regard to certain capitalized practice acquisition costs. The Company adequately provided reserves in prior years and the additional tax payments did not result in additional income tax expense in fiscal 2000.

STOCK REPURCHASE PLAN

     On December 1, 2000, the Company announced the extension of its Common Stock Repurchase Program to repurchase up to $6.8 million of its Class A Common Stock. The Company had initially announced the program on October 22, 1998. The Company is authorized to purchase shares on the NASDAQ National Market at prevailing prices through December 31, 2001. During 2000, the Company had repurchased 0.9 million shares amounting to $3.8 million under this program. Share repurchases are financed by a combination of operating cash flow and borrowings under the Revolving Credit Facility. The timing and the amount of shares to be purchased will be determined based on the evaluation of working capital needs and stock market conditions. Subsequent to December 31, 2000 the Company has acquired 4,300 shares of its Common Stock at a cost of approximately $13,000. As of March 26, 2001, the Company's total purchase of Class A Common Stock totaled approximately $6.7 million.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Management anticipates that the adoption of SFAS 133 will not have a material effect on the Company's results of operations or financial position.

     The SEC issued Staff Accounting Bulletin Number 101, Revenue Recognition in Financial Statements, on December 3, 1999 ("SAB 101"). This pronouncement clarifies existing revenue recognition principles and states that revenue is generally realized or realizable and earned when all of the following criteria are met: i) persuasive evidence of an arrangement exists, ii) delivery has occurred or services rendered, iii) the seller's price to the buyer is fixed or determinable and iv) collectibility is reasonably assured. Management believes the Company is in compliance with SAB 101.

INFLATION

     The Company does not believe that inflation has had a material effect on the results of operations during the past three years. There can be no assurance that the Company's business will not be affected by inflation in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company does not have any derivative financial instruments as of December 31, 2000. Further, the Company is not exposed to interest rate risk as the Company's revolving line of credit agreement has a variable interest rate. Therefore, the fair value of these instruments is not affected by change in market interest rates. The Company believes that the market risk arising from holdings of its financial instruments is not material.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's Consolidated Financial Statements, together with the Independent Public Accountant's Report thereon of Arthur Andersen LLP, dated March 7, 2001 begin on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following sets forth information with respect to individuals who served as executive officers and directors as of December 31, 2000.

EXECUTIVE OFFICERS

     W. Dennis Summers (age 52) -- Interim President and Chief Executive
Officer -- Mr. Summers has been employed by the Company since November 2000. In addition to his current position, W. Dennis Summers has been a director of the Company since completion of the Company's initial public offering ("Offering") in August 1997. Effective after the 1999 Annual Meeting of Stockholders, Mr. Summers has been serving as Chairman of the Board. Mr. Summers has been a principal in the Atlanta, Georgia office of McGuireWoods, L.L.P. ("McGuireWoods"), a national law firm, since August 1999, when he moved from his previous firm, Roberts, Isaf & Summers. There, Mr. Summers served as a principal of the law firm since 1984. Mr. Summers specializes in corporate and business matters. Mr. Summers is currently on leave of absence from McGuireWoods.

     James C. Wilson (age 51) -- Senior Vice President, Chief Financial Officer -- Jim Wilson has been with OrthAlliance since July 1999. Mr. Wilson came from Interplay Entertainment Corp., a leading developer, publisher and distributor of interactive entertainment software. He was CFO of Interplay Entertainment and previously held similar positions at Cloud 9 Interactive and Applause Enterprises. Earlier in his career, Mr. Wilson was a senior finance officer with Sega of America, the California Angels baseball team and Mattel Electronics, and he was an audit manager with Arthur Young & Company, a major public accounting firm.

     Paul H. Hayase (age 46) -- Senior Vice President, Human Resources, General Counsel and Secretary -- Mr. Hayase has been with OrthAlliance since its inception in October 1996. Prior to joining OrthAlliance, Mr. Hayase served as VP of Human Resources, General Counsel, and Secretary for Systemed, Inc., a pharmacy benefit management company. From 1983 to 1985 he served as Senior Vice President -- Human Resources and General Counsel for Knapp Communications Corporations, publisher of Architectural Digest, Bon Appetit and HOME Magazines. Mr. Hayase also served as Senior Counsel for Ralphs Grocery Company from 1993 to 1995.

     Stephen M. Toon (age 53)-- Senior Vice President, Chief Development
Officer -- Mr. Toon has served as Senior Vice President and Chief Development Officer of OrthAlliance since August 1998. From 1995 until 1998, Mr. Toon served as Chief Development Officer of Team Health Group, a division of MedPartners. From 1991 until 1995, Mr. Toon served as Senior Vice President of Operations with Coastal Health Care. Prior to joining Coastal, Mr. Toon served as President of the Southern Division with MEDSEARCH International, a position to which he was named in 1986.

BOARD MEMBERS

     Stephen G. Tracey, D.D.S., M.S. (age 42) has practiced orthodontics in the Upland, California area since 1986. Dr. Tracey graduated from Loma Linda University in 1986 with a M.S. degree in orthodontics and in 1983 with a D.D.S. degree. He is an Assistant Professor of Orthodontics at Loma Linda University School of Dentistry and a past Director of the California Association of Orthodontists.

     Larry D. Dormois, D.D.S., M.S. (age 49) has practiced pediatric dentistry in Memphis since 1987. Before that he was director of the Graduate Pediatric Dental Residency Program and interim Chairman of the Department of Pediatric Dentistry at the University of Tennessee College of Dentistry. He graduated from the University of Tennessee College of Dentistry in 1975 with a DDS degree and the Pediatric Dental Graduate Program in 1981 with a Master of Sciences in Pediatric Dentistry. He has been a member of the executive committee for LeBonheur Children's Medical Center since 1990.

     Craig L. McKnight (age 50) has been a director of the Company since completion of the initial public offering of Class A Common Stock (the "Offering") in August 1997. Since June, 1999, Mr. McKnight has served as Executive Vice President and Chief Financial Officer of Hillcrest Healthcare System, a not-for-profit healthcare system with inpatient facilities and clinics, including teaching hospitals. Previously, Mr. McKnight served from March 1995 to May, 1999, as Executive Vice President of Magellan Health Services ("Magellan"), a specialty managed care company, which was previously known as Charter Medical Corporation. Mr. McKnight practiced public accounting with Coopers & Lybrand, LLP from 1985 through 1995. From June 1994 to March 1995, Mr. McKnight was responsible for the Health Care Practice of Coopers & Lybrand, L.L.P. in California and Philadelphia, Pennsylvania.

     Douglas D. Durbin, D.M.D., M.S.D. (age 46) has been a director of the Company since the completion of the Offering in August 1997. Dr. Durbin has served as President of The Kentucky Center for Orthodontics, P.S.C. and its predecessors since 1983. Dr. Durbin is a member of the American Association of Orthodontics, the American Dental Association and the Kentucky Association of Orthodontists, a Diplomate of the American Board of Orthodontics and has served as President, Treasurer, and Secretary of the Bluegrass Dental Society. Dr. Durbin graduated from the University of Kentucky College of Dentistry with a D.M.D. degree in 1978 and received his M.S.D. and Certificate in Orthodontics from the University of Kentucky College of Dentistry in 1983.

     Randall K. Bennett, D.D.S., M.S. (age 45) has served as a Director of the Company since its inception in October 1996. Dr. Bennett has practiced orthodontics in Salt Lake City, Utah since 1989 and he practiced in Beverly Hills, California from 1988 to 1989. Dr. Bennett graduated from Loma Linda University in 1988 with a M.S. degree in orthodontics and from the University of Alberta in 1981 with a D.D.S. degree.

     G. Harry Durity (age 54) has served as a Director of the Company since December 1998. Since August 1994, Mr. Durity has served as Corporate Vice President/Worldwide Business Development for Automatic Data Processing, Inc., a payroll service company. From 1992 to August 1994, Mr. Durity was Senior Vice

President/Corporate Development for Revlon Consumer Products Company, a personal care products company, and prior thereto was Vice President/Corporate Development for RJR Nabisco, Inc., a consumer products company.

     Raymond G.W. Kubisch, D.D.S., M.S.D. (age 56) has served as a Director of the Company since June 1999. Dr. Kubisch has practiced orthodontics in the Seattle, Washington area since 1976. Dr. Kubisch graduated from Indiana University in 1968 with a Bachelor of Science in Marketing, and in 1974 graduated with a D.D.S. degree from Indiana University as Valedictorian. In 1976, Dr. Kubisch received his M.S.D. and Certificate in Orthodontics from the University of Washington. From 1986 to 1993, Dr. Kubisch was an Assistant Clinical Professor for the University of Washington.

     Robert W. Miller (age 60) has served as a director of the Company since January 2001. Mr. Miller graduated from the University of Georgia in 1964 with a Bachelor of Arts in History, and in 1967 graduated with a law degree from Yale Law School. From 1967 - 1997, Mr. Miller served as partner in a number of law firms including Alston, Miller, & Gaines, Bondurant, Miller, Hishon & Stephenson, and King & Spalding. In addition, Mr. Miller serves on a variety of boards including Chairman of the Board at Magellan Health Services and Paracelsus Healthcare Corporation.

     With the exception of Mr. Summers, none of the directors are, or have been, employed by any parent, subsidiary or other affiliate of the Company; provided, however, that Dr. Bennett entered into a part-time employment arrangement with the Company effective February 20, 1998. There are no family relationships between any directors or executive officers.

COMPENSATION OF DIRECTORS

     Commencing with the November 2000 Board of Directors meeting, the following non-employee directors of the Company (the "Outside Directors") received compensation at the rate of $12,500 per meeting for their services as directors, Dr. Larry Dormois, Dr. Douglas Durbin, Dr. Stephen Tracey, Dr. Raymond Kubisch, Dr. Randall K. Bennett and Dr. Harry G. Durity. W. Dennis Summers received $15,000 prior to his assuming the responsibilities of interim President and Chief Executive Officer. In addition, pursuant to the 1997 Non-Employee Director Stock Plan, the Company made the following grants of options during 2000 to directors: Craig McKnight, Dr. Douglas Durbin, Dr. Harry G. Durity, Dr. Randall Bennett and Dr. Raymond Kubisch each received options to acquire 15,000 shares of Class A Common Stock, Dr. Larry Dormois and Dr. Stephen Tracey each received 10,000 options to acquire shares of Class A Common Stock. W. Dennis Summers received options to acquire 25,000 shares prior to assuming his responsibilities as interim President and Chief Executive Officer. Finally, directors are entitled to be reimbursed for expenses incurred in connection with their services as directors.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information concerning the compensation paid to the Company's Chief Executive Officer and each of the Named Executive Officers whose salary and bonus compensation for the year ended December 31, 2000 exceeded $100,000.

                                            ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                              ------------------------------------------------    -----------------------------
                                                                     OTHER        SECURITIES
          NAME AND                                                   ANNUAL       UNDERLYING       ALL OTHER
     PRINCIPAL POSITION       YEAR   SALARY($)(1)   BONUS($)(2)   COMPENSATION    OPTIONS(#)    COMPENSATION($)
     ------------------       ----   ------------   -----------   ------------    ----------    ---------------
W. Dennis Summers...........  2000     $ 38,462(7)   $     --       $     --       200,000(5)          --
  Interim President and       1999           --            --             --        10,000(6)          --
  Chief Executive Officer     1998           --            --             --        10,000(6)          --
  and Chairman
Sam Westover................  2000      268,830            --        596,756(3)    150,000             --
  President and Chief         1999      257,500       103,000             --       100,000             --
  Executive Officer           1998      250,000       117,857             --       100,000             --
Paul H. Hayase..............  2000      170,695                           --       150,000             --
  Senior Vice President --    1999      169,950        67,980             --       100,000             --
  Human Resources, General    1998      165,000        77,786             --        75,000             --
  Counsel and Secretary
James C. Wilson.............  2000      177,524            --             --        50,000             --
  Senior Vice President --    1999      174,996        32,083             --        75,000             --
  Chief Financial Officer     1998           --            --             --            --             --
Stephen M. Toon.............  2000      190,382            --         38,698(4)     22,544             --
  Senior Vice President --    1999      186,850        74,740        115,948(4)     72,015             --
  Chief Development Officer   1998       63,327        92,500             --        75,000             --

- ---------------
(1) Represents annual salary, except where noted.

(2) Represents annual bonus earned for the periods indicated.

(3) Represents severance salary paid upon resignation.

(4) Represents commission payments for practice affiliations paid during 2000 and 1999.

(5) 25,000 of the 200,000 options were acquired under the OrthAlliance 1997 Director Stock Option Plan ("Director Plan").

(6) Represents options acquired under the Director Plan.

(7) Represents salary paid for the months of November and December 2000.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information regarding stock option grants for the year ended December 31, 2000 to the Chief Executive Officer and each of the Named Executive Officers:

                                                                                                 POTENTIAL REALIZABLE
                                                 INDIVIDUAL GRANTS                                 VALUE AT ASSUMED
                       ----------------------------------------------------------------------    ANNUAL RATES OF STOCK
                                               PERCENT OF TOTAL                                 PRICE APPRECIATION FOR
                             NUMBER OF         OPTIONS GRANTED                                      OPTION TERM(1)
                       SECURITIES UNDERLYING   TO EMPLOYEES IN    EXERCISE PRICE   EXPIRATION   -----------------------
                          OPTIONS GRANTED        FISCAL 2000        PER SHARE         DATE          5%          10%
                       ---------------------   ----------------   --------------   ----------   ----------   ----------
W. Dennis Summers....         175,000               20.30%            $3.25         11/27/10      926,431    1,475,190
Sam Westover.........         150,000               17.41%            $6.00         04/07/10    1,466,001    2,334,366
Paul H. Hayase.......         150,000               17.41%            $6.00         04/07/10    1,466,001    2,334,366
James C. Wilson......          50,000                5.80%            $6.00         04/07/10      488,667      778,122
Stephen M. Toon......             555                0.06%            $7.75         03/11/10        7,006       11,156
Stephen M. Toon......           1,615                0.19%            $5.94         04/17/10       15,626       24,882
Stephen M. Toon......           1,165                0.14%            $6.06         05/26/10       11,500       18,312
Stephen M. Toon......             830                0.10%            $6.00         05/30/10        8,112       12,917
Stephen M. Toon......             826                0.10%            $5.69         06/09/10        7,656       12,190
Stephen M. Toon......           2,724                0.32%            $6.00         06/30/10       26,623       42,392
Stephen M. Toon......             939                0.11%            $6.00         07/15/10        9,942       15,831
Stephen M. Toon......           1,921                0.22%            $7.13         08/28/10       22,310       35,526
Stephen M. Toon......           1,454                0.17%            $6.13         09/29/10       14,518       23,118
Stephen M. Toon......             665                0.08%            $6.13         09/30/10        6,640       10,573
Stephen M. Toon......           1,413                0.16%            $6.13         09/30/10       14,109       22,466
Stephen M. Toon......             969                0.11%            $3.94         10/24/10        6,219        9,903
Stephen M. Toon......           1,287                0.15%            $3.63         11/02/10        7,610       12,117
Stephen M. Toon......           1,433                0.17%            $3.53         11/06/10        8,240       13,120
Stephen M. Toon......           2,457                0.29%            $3.38         11/22/10       13,527       21,540
Stephen M. Toon......           2,291                0.27%            $3.44         12/01/10       12,837       20,441
                              -------
                              547,544

- ---------------
(1) There can be no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Class A Common Stock appreciates over the option term, no value will be realized from the option grants made to the Chief Executive Officer or the Named Executive Officers.

     The following table sets forth certain information with respect to the value of unexercised in-the-money options held by the Named Executive Officers of the Company at December 31, 2000. No options were exercised by the Named Executive Officers of the Company during 2000.

                                                SECURITIES UNDERLYING            VALUE OF UNEXERCISED
                                                NUMBER OF UNEXERCISED            IN-THE-MONEY OPTIONS
                                                 OPTIONS AT FY-END(#)              AT FY-END($)(1)
                                             ----------------------------    ----------------------------
                   NAME                      EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
                   ----                      -----------    -------------    -----------    -------------
W. Dennis Summers..........................    150,000          75,000        $      0        $      0
Sam Westover...............................    320,000         330,000               0               0
Paul H. Hayase.............................    137,500         262,500               0               0
James C. Wilson............................     40,000          85,000               0               0
Stephen M. Toon............................     73,406          83,880               0               0

- ---------------
(1) Based on a closing price of $2.6875 per share of Class A Common Stock on December 31, 2000.

NONCOMPETITION AND EMPLOYMENT CONTRACTS

     The Company entered into employment agreements, each dated May 13, 1997, with Messrs. Westover and Hayase providing for annual base salaries of $250,000 and $165,000, respectively, with each person being eligible for a cash bonus of up to 30% of his base salary (the "Employment Agreements"). Additionally, the Employment Agreements provided for the grant of options for the purchase of Class A Common Stock to each of Messrs. Westover and Hayase for 300,000 and 75,000 shares, respectively, which such options (i) vested 20% on August 21, 1997 and (ii) will vest 20% per year on the first through the fourth anniversary dates thereof. These options expire ten years from the date of grant and are exercisable at $12.00 per share. In the event of employment termination, these options terminate 90 days from the date of such termination of employment.

     Mr. Westover's employment agreement was terminated in December 2000. Mr. Hayase's Employment Agreement is for an initial term of five years with an automatic renewal for successive 1 year terms unless prior notice of termination is provided. The Company may terminate Mr. Hayase's Employment Agreement (i) for cause, (ii) without cause upon 30 days prior notice, or (iii) upon death or disability of Mr. Hayase. Mr. Hayase may terminate the Employment Agreement within 120 days after a constructive termination (as defined therein). If Mr. Hayase is terminated by the Company without cause or Mr. Hayase terminates the Employment Agreement within 120 days following a constructive termination, the Company is required to pay Mr. Hayase a lump sum severance equal to 2 times the applicable annual base salary. Mr. Hayase's Employment Agreement provides that if Mr. Hayase is terminated within a twelve-month period following a change in control of the Company (as defined therein), the Company will pay him three times the sum of (i) his annual base compensation, plus (ii) the maximum possible cash bonus for such year. In addition, upon a change in control, the Company will pay Mr. Hayase any accrued salary, benefits or reimbursements and his options will fully vest and become immediately exercisable for the longer of
(i) 90 days from the change in control or (ii) the time period specified in the stock plan. Mr. Hayase's Employment Agreement prohibits Mr. Hayase from competing with the Company for a period of 2 years following termination of employment.

     The Company entered into a letter agreement with Mr. Wilson on June 16, 1999 providing for an annual base salary of $174,996, and a cash bonus of up to 40% of his annualized base salary. Subject to the approval of the Board of Directors and the achievement of certain financial goals of the Company established by the Board of Directors and Management. Additionally, the Company granted Mr. Wilson an option to purchase 75,000 shares of Class A Common Stock, with a vesting schedule consistent with the vesting schedule described above for the Employment Agreements.

     The Company entered into a letter agreement with Mr. Toon on May 22, 1998 providing for an initial base salary of $185,000 with a guaranteed management bonus in the amount of $92,500, and such bonus was paid in February of 1999. Thereafter, Mr. Toon is eligible to receive a bonus of up to 40% of his base salary, subject to the approval of the Board of Directors and the achievement of certain financial goals of the Company established by the Board of Directors and management. Additionally, the Company granted Mr. Toon an option to purchase 75,000 shares of Class A Common Stock, 20% of which vested on the date of grant, and 20% of which vests on each anniversary of the grant date. The letter agreement term is for a two year period and was extended for an additional two year term by amendment on May 22, 2000.

     On November 29, 2000, the Company and Sam Westover ("Westover"), entered into a Severance Agreement and General Release dated November 29, 2000 (the "Westover Settlement Agreement") pursuant to which Westover agreed to resign as CEO and President of the Company. As part of the settlement, the Company and Westover agreed to a lump sum pay out of approximately $597,000 payable upon resignation. The Westover Severance Agreement also provided that Westover released the Company from any claims relating to his employment with the Company. Furthermore, to ensure an orderly transition, the Company and Westover agreed to a 1 year consulting agreement. The consulting agreement with Westover requires payment of approximately $12,000 per month beginning January 2001 and ending December 2001.

     On December 15, 2000, the Company entered into letter agreements with each of Messrs. Hayase, Toon and Wilson. In the event each employee remains as a full time employee through September 15, 2001, Messrs. Hayase, Toon and Wilson will receive a one time bonus payment of $100,000, $75,000, and $75,000, respectively. In the event that the Company terminates Messrs. Hayase, Toon, or Wilson's employment before September 15, 2001, other than for cause, then such named executive shall receive payment in full.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The current members of the Compensation Committee are Dr. Dormois, Messrs. Durity and McKnight. Dr. Dormois, Messrs. Durity, and McKnight are not and have not been officers or employees of the Company or any of its subsidiaries. A predecessor of the Company, U.S. Orthodontic Care, Inc. ("USOC"), entered into a consulting agreement with Newfound Capital Associates ("Newfound") and Newfound's president, Mr. Wilfong. The Company succeeded to the rights and obligations of USOC with respect to this agreement upon the merger of USOC with and into the Company and Mr. Wilfong entered into a separate consulting agreement with the Company whereby Mr. Wilfong agreed to provide financial and general business services to the Company in return for consulting fees of $300,000. In addition to the consulting fees, the Company granted Mr. Wilfong a warrant to purchase 150,000 shares of Class A Common Stock at an exercise price of $12.00 per share. A warrant granted to Mr. Wilfong to purchase 168,750 shares of USOC's common stock was converted in such merger to a warrant to purchase 168,750 shares of Class A Common Stock at $11.16 a share. Both warrants are exercisable for five (5) years from August 21, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                      COMMON STOCK OWNERSHIP BY MANAGEMENT
                           AND PRINCIPAL STOCKHOLDERS

     The following table sets forth the beneficial ownership of shares of Class A Common Stock and Class B Common Stock as of March 13, 2001 for (i) directors of the Company, (ii) the Chief Executive Officer and each of the three most highly compensated executive officers of the Company (collectively the "Named Executive Officers"), (iii) the directors and executive officers of the Company as a group and (iv) each person who is a stockholder of the Company holding more than a five percent (5%) interest in the Company.

                                                                                  NUMBER OF
                                            NUMBER OF                             SHARES OF       PERCENT OF
                                            SHARES OF        PERCENT OF CLASS      CLASS B         CLASS B
                                             CLASS A             A COMMON           COMMON          COMMON
                                              COMMON              STOCK             STOCK           STOCK
                                           BENEFICIALLY        BENEFICIALLY      BENEFICIALLY    BENEFICIALLY
        NAME OF BENEFICIAL OWNER             OWNED(1)             OWNED            OWNED(1)         OWNED
        ------------------------           ------------      ----------------    ------------    ------------
Goldman Sachs Asset Management,
  a separate operating division of
  Goldman Sachs & Co. ...................   1,541,000(2)           12.8%                --             --
  1 New York Plaza
  New York, NY 10004
Wasatch Advisors, Inc. ..................     922,350(3)            7.6%                --             --
  150 Social Hall Avenue
  Salt Lake City, UT 84111
W. Dennis Summers........................     130,000(4)            1.1%                --             --
Sam Westover.............................     340,001(5)            2.8%                --             --
James C. Wilson..........................      50,000(6)              *
Paul H. Hayase...........................     230,704(7)            1.9%             6,000            3.5%
Stephen M. Toon..........................      84,371(8)              *
Randall K. Bennett, D.D.S., M.S. ........     378,396(9)            3.1%            24,000           13.9%
Douglas D. Durbin, D.M.D., M.S.D. .......     132,502(10)           1.1%             1,062            0.6%
G. Harry Durity..........................      20,000(11)             *                 --             --
Raymond G.W. Kubisch, D.D.S., M.S.D. ....      15,000(12)             *                 --             --
Larry D. Dormois, D.D.S., M.S. ..........       9,293                 *                 --             --
Stephen G. Tracey, D.D.S., M.S. .........      14,359(13)             *                 --             --
Craig L. McKnight........................      30,000(14)             *                 --             --
Robert W. Miller.........................           0                 *                 --             --
Robert N. Pickron, D.D.S. ...............     852,004(15)           7.1%            73,644           42.7%
All executive officers and directors as a
  group (13 persons).....................   1,434,626              11.9%            31,062             18%

- ---------------
  *  Less than 1%.

 (1) Based on an aggregate of 12,076,601 shares of Class A Common Stock and 172,526 shares of Class B Common Stock issued and outstanding as of March 13, 2001. Includes shares of Class A Common Stock that may be acquired upon the exercise of stock options and warrants exercisable within 60 days. Each share of Class B Common Stock automatically converts into 8 shares of Class A Common Stock upon the attainment of certain average closing price calculations for the Class A Common Stock in 5 increments of 20% each. If not converted on or before August 21, 2003, each share of Class B Common Stock automatically converts into 1 share of Class A Common Stock. Each person named above has sole voting and dispositive power with respect to all shares listed opposite such person's name, except as otherwise noted. The address of all persons listed, except Goldman Sachs Asset Management, Wasatch Advisors, Inc. and Dr. Pickron, is 21535 Hawthorne Boulevard, Suite 200, Torrance, California 90503.

 (2) The business address of Goldman Sachs Asset Management ("GSAM") is 1 New York Plaza, New York, New York 10004. Share ownership for GSAM, a separate operating division of Goldman, Sachs & Co. is as of December 31, 2000 and was obtained from a Schedule 13G/A, dated February 14, 2001, filed with the Securities and Exchange Commission February 13, 2001. GSAM has sole voting power with respect to 1,208,800 shares and sole dispositive power with respect to 1,541,000 shares.

 (3) The business address of Wasatch Advisors, Inc. ("Wasatch") is 150 Social Hall Avenue, Salt Lake City, UT 84111. Share ownership Wasatch is as of December 31, 2000 and was obtained from a Schedule 13G/A, dated February 14, 2001, filed with the Securities and Exchange Commission February 15, 2001.

 (4) Includes 30,000 shares of Class A Common Stock purchasable upon exercise of stock options that are currently exercisable or exercisable within 60 days pursuant to the OrthAlliance 1997 Director Stock Option Plan, as amended ("Director Plan") and 100,000 shares of Class A Common Stock purchasable under exercise of stock options that are currently exercisable or exercisable within 60 days pursuant to the OrthAlliance, Inc. Amended and Restated 1997 Employee Stock Option Plan ("Employee Plan").

 (5) Includes 340,000 shares of Class A Common Stock purchasable upon exercise of stock options that are currently exercisable or exercisable within 60 days pursuant to the Employee Plan. Mr. Westover resigned effective December 27, 2000.

 (6) Consists of 50,000 shares of Class A Common Stock purchasable upon exercise of stock options that are currently exercisable or exercisable within 60 days pursuant to the Employee Plan.

 (7) Includes 210,000 shares of Class A Common Stock purchasable upon exercise of stock options that are currently exercisable or exercisable within 60 days pursuant to the Employee Plan.

 (8) Includes 82,371 shares of Class A Common Stock purchasable upon exercise of stock options that are currently exercisable or exercisable within 60 days pursuant to the Employee Plan.

 (9) Includes 50,000 shares of Class A Common Stock purchasable upon exercise of stock options that are currently exercisable or exercisable within 60 days pursuant to the Director Plan.

(10) Includes 30,000 shares of Class A Common Stock purchasable upon exercise of stock options that are currently exercisable or exercisable within 60 days pursuant to the Director Plan. This amount also includes 1,600 shares of Class A Common Stock that are indirectly owned.

(11) Consists of 20,000 shares of Class A Common Stock purchasable upon exercise of stock options that are currently exercisable or exercisable within 60 days pursuant to the Director Plan.

(12) Consists of 15,000 shares of Class A Common Stock purchasable upon exercise of stock options that are currently exercisable or exercisable within 60 days pursuant to the Director Plan.

(13) Consists of 14,359 shares of Class A Common Stock purchasable upon exercise of stock options that are currently exercisable or exercisable within 60 days pursuant to the OrthAlliance, Inc. 1999 Orthodontist Stock Option Plan.

(14) Consists of 30,000 shares of Class A Common Stock purchasable upon exercise of stock options that are currently exercisable or exercisable within 60 days pursuant to the Director Plan.

(15) The business address of Dr. Pickron is 3294 Medlock Bridge Road, Building A, Norcross, Georgia 30092. Class A Common Stock share ownership of Dr. Pickron is as of December 31, 1998 and was obtained from a Schedule 13G/A, dated December 31, 1999, filed with the Securities and Exchange Commission June 20, 2000. Class B Common Stock share ownership of Dr. Pickron is as of December 31, 1998 and was obtained from a Schedule 13G/A, dated December 31, 1999, filed with the Securities and Exchange Commission June 20, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

     Dr. Randall Bennett, a director and shareholder, serves as Chairman of the OrthAlliance Clinical Advisory Committee as an independent contractor at the rate of $2,000 per month. In addition, Dr. Bennett assists in the development and improvement of OrthAlliance's orthodontic programs, procedures and training materials as a part-time employee of OrthAlliance Properties, Inc. for a salary of $2,000 per month. On

April 7, 1998, the Company loaned $49,885 to Randall K. Bennett, D.D.S., M.S., P.C. of which Dr. Bennett, a director of the Company, is the 100% owner to purchase office equipment. Interest in the loan accrues at the prime rate plus 10% and the term of the loan is thirty-six months. At March 31, 2001, principal in the amount of $1,500 was outstanding.

     W. Dennis Summers, Esq., Interim President and Chief Executive Officer and Chairman of the Board of Directors, is a partner of the law firm McGuire Woods, L.L.P. ("McGuire Woods"). OrthAlliance has retained McGuire Woods to assist with certain transactions, including, but not limited to, the Purchase and Sale Agreement dated February 29, 2000 by and among OrthAlliance, New Image Orthodontic Group, Inc. and OrthAlliance New Image, Inc. During 2000, approximately $51,000 was paid to this firm.

     Effective March 1, 2000, OrthAlliance acquired substantially all of the assets of New Image. The consideration paid to New Image included approximately $5.6 million in cash, an estimated $0.3 million in acquisition costs, the issuance of approximately $12.9 million in promissory notes to New Image and the assumption of approximately $13.4 million in indebtedness from New Image. At the time of the sale, New Image was controlled by certain entities which OrthAlliance believes are affiliated with Goldman Sachs Asset Management. Goldman Sachs Asset Management has reported beneficially owning 12.8% of OrthAlliance's Class A Common Stock. See "Common Stock Ownership by Management and Principal Stockholders." The purchase price in the New Image acquisition was determined in arms'-length negotiations between officers and directors of OrthAlliance, on one hand, and officers and directors of New Image, on the other hand. OrthAlliance believes the purchase price is within the range of purchase prices generally paid by OrthAlliance and similar companies for similar assets and rights related to orthodontic practices.

                        REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee is responsible for ensuring that a proper system of short and long-term compensation is in place to provide performance-oriented incentives to management. Its report on compensation is as follows:

     The Compensation Committee (the "Committee") of the Board of Directors is responsible for administering the Company's executive compensation program. None of the members of the Committee are officers or employees of the Company.

EXECUTIVE COMPENSATION PROGRAM

     The Committee believes that a portion of the compensation paid to executive officers should relate to both the short-term and long-term profitability of the Company. Therefore, the executive officers' compensation program is composed of base salary, bonus and long-term incentive compensation.

     Base Salary and Bonus. Base salaries for Messrs. Westover and Hayase are paid pursuant to the Employment Agreements and the base salary for Messrs. Toon and Wilson is paid pursuant to Letter Agreements. Base salary for Mr. Summers is paid pursuant to an oral agreement.

     Each of Messrs. Hayase, Wilson and Toon is eligible for an annual cash bonus of up to forty percent (40%) of his annualized base salary. Until his resignation from the Company on December 27, 2000, Mr. Westover was eligible for an annual cash bonus of up to forty percent (40%) of his annualized base salary. The individual bonus percentages for 2000 were established by the Committee based upon each officer's level of responsibility within the Company and his contributions toward improving operating performance and profitability. The bonus percentages will be reviewed annually by the Committee and may be adjusted in accordance with these factors or others that the Committee determines to be relevant at the time.

     The Committee believes that the bonus portion of the executive compensation program is effective in motivating the executive officers of the Company to improve the current profitability of the Company. The Committee also believes that an adequate base salary is necessary to retain effective executive officers and to discourage management decisions which might improve short-term profitability but may not always be in the long-term best interest of the Company.

     Long-Term Incentives. The Committee believes that, in addition to the annual cash bonus arrangements, it is appropriate for the Company to provide long-term incentive awards to motivate the executive officers to improve long-term profitability of the Company and create value for the stockholders.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

     Compensation arrangements for Mr. Summers as President and Chief Executive Officer consisting of base salary and stock options were based on consideration of various factors, including his prior experience with the Company as Chairman and a Director, his compensation at his law firm from which he is on leave of absence and his willingness to serve on an interim basis until a replacement is identified.

     Mr. Westover served as President and Chief Executive Officer of the Company until his resignation as such on November 29, 2000. Compensation arrangements for Mr. Westover were determined based on his Employment Agreement with respect to base salary and long-term compensation and based on consideration of the factors described above with respect to the bonus amounts. The Committee noted the growth of the Company, attainment of financial objectives and the increase in Mr. Westover's responsibilities related thereto.

SECTION 162(m) OF THE INTERNAL REVENUE CODE

     Section 162(m) of the Internal Revenue Code, added as part of the Omnibus Budget Reconciliation Act of 1993, imposes a limitation on deductions that can be taken by a publicly held corporation for compensation paid to certain of its executives. Under Section 162(m), a deduction is denied for compensation paid in a tax year beginning on or after January 1, 1994, to a corporation's chief executive officer or any of its other four most highly compensated officers to the extent that such compensation exceeds $1 million. Certain performance-based compensation, however, is specifically exempt from the deduction limit.

     The Committee's current policy with respect to the Section 162(m) limitations is to preserve the federal income tax deductibility of executive compensation payments when it is appropriate and in the best interests of the Company and its stockholders. For the foreseeable future, the Committee does not expect Section 162(m) to have any practical effect on the Company's compensation program. However, the Committee reserves the right to approve the payment of nondeductible compensation in the future if it deems such payment to be appropriate.

                                          COMPENSATION COMMITTEE

                                          Craig L. McKnight
                                          Larry Dormois
                                          G. Harry Durity

     THE FOREGOING REPORT SHOULD NOT BE DEEMED INCORPORATED BY REFERENCE BY ANY GENERAL STATEMENT INCORPORATING BY REFERENCE THIS FORM 10-K INTO ANY FILING UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR UNDER THE EXCHANGE ACT (TOGETHER, THE "ACTS"), EXCEPT TO THE EXTENT THAT THE COMPANY SPECIFICALLY INCORPORATES THIS INFORMATION BY REFERENCE, AND SHALL NOT OTHERWISE BE DEEMED FILED UNDER SUCH ACTS.

                         STOCK PRICE PERFORMANCE GRAPH

     The following line graph compares the yearly percentage change in cumulative stockholder return on the Common Stock with (a) the performance of a broad equity market indicator, and (b) the performance of a published industry index. The graph compares the percentage change in the return on the Common Stock since August 21, 1997 with the cumulative total return on the Nasdaq Stock Market Index and Nasdaq Health Services Stock Index. The stock price performance graph assumes an investment of $100 in the Company on August 21, 1997 and an investment of $100 in the two (2) indexes on August 21, 1997 and further assumes the reinvestment of all dividends. Stock price performance, presented monthly for the period from August 21, 1997 through December 31, 2000 is not necessarily indicative of future results.

                COMPARISON OF 40 MONTH CUMULATIVE TOTAL RETURN*
         AMONG ORTHALLIANCE, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
                      AND THE NASDAQ HEALTH SERVICES INDEX

                                                                                  NASDAQ STOCK                NASDAQ HEALTH
                                                   ORTHALLIANCE, INC.             MARKET (U.S.)                 SERVICES
                                                   ------------------             -------------               -------------
8/21/97                                                  100.00                      100.00                      100.00
8/97                                                     115.63                       98.98                      100.25
9/97                                                     122.92                      104.85                      108.71
10/97                                                    112.50                       99.38                      101.61
11/97                                                     92.71                       99.91                       97.17
12/97                                                     76.04                       98.16                       97.73
1/98                                                      90.63                      101.27                       95.12
2/98                                                     107.29                      110.78                      103.84
3/98                                                     116.67                      114.88                      107.22
4/98                                                     130.21                      116.82                      107.05
5/98                                                     120.31                      110.33                       97.50
6/98                                                     120.83                      118.04                       97.36
7/98                                                      95.83                      116.65                       83.11
8/98                                                      75.00                       93.53                       64.93
9/98                                                      67.71                      106.50                       73.13
10/98                                                     87.50                      111.18                       79.02
11/98                                                     94.79                      122.49                       76.57
12/98                                                     91.67                      138.40                       82.84
1/99                                                      91.67                      158.49                       79.41
2/99                                                      75.00                      144.30                       71.99
3/99                                                      64.58                      155.21                       74.17
4/99                                                      60.42                      160.21                       77.69
5/99                                                      62.50                      155.78                       83.27
6/99                                                      61.46                      169.79                       91.62
7/99                                                      61.46                      166.73                       79.55
8/99                                                      52.60                      173.78                       71.15
9/99                                                      60.42                      174.02                       67.68
10/99                                                     53.13                      187.96                       56.66
11/99                                                     72.92                      210.82                       59.88
12/99                                                     52.08                      257.19                       66.64
1/00                                                      47.40                      247.68                       68.35
2/00                                                      51.04                      294.76                       71.32
3/00                                                      58.33                      288.69                       69.31
4/00                                                      51.04                      242.82                       63.53
5/00                                                      48.44                      213.53                       65.09
6/00                                                      50.00                      251.00                       70.72
7/00                                                      46.88                      237.40                       73.11
8/00                                                      59.90                      265.45                       75.37
9/00                                                      51.04                      230.95                       78.51
10/00                                                     31.78                      211.93                       79.69
11/00                                                     24.48                      163.39                       75.93
12/00                                                     22.40                      154.63                       91.48

* $100 INVESTED ON 8/21/97 IN STOCK OR INDEX-
  INCLUDING REINVESTMENT OF DIVIDENDS.
  FISCAL YEAR ENDING DECEMBER 31.

     THE STOCK PRICE PERFORMANCE GRAPH SHALL NOT BE DEEMED INCORPORATED BY REFERENCE BY ANY GENERAL STATEMENT INCORPORATING BY REFERENCE THIS FORM 10-K INTO ANY FILING UNDER THE ACTS EXCEPT TO THE EXTENT THAT THE COMPANY SPECIFICALLY INCORPORATES THIS INFORMATION BY REFERENCE, AND SHALL NOT OTHERWISE BE DEEMED FILED UNDER SUCH ACT.

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

          (3) Exhibits

          The list of exhibits on the accompanying Exhibit Index is herein incorporated by reference.

                                 EXHIBIT INDEX

EXHIBIT                          DESCRIPTION
- -------                          -----------
 2.1     Agreement and Plan of Merger between the Company, USOC and
         POG (incorporated by reference to Exhibit 2.1 of the
         Company's Registration Statement on Form S-1, Registration
         No. 333-27143, as amended).
 3.1     Amended and Restated Certificate of Incorporation of the
         Company (incorporated by reference to Exhibit 3.1 of the
         Company's Registration Statement on Form S-1, Registration
         No. 333-27143, as amended).
 3.2     Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration
         Statement on Form S-1 Registration No. 333-27143, as
         amended).
 4.1     Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration
         Statement on Form S-1, Registration No. 333-27143, as
         amended).
 4.2     Amended and Restated Certificate of Incorporation of the
         Company, including, without limitation Section 4
         (incorporated by reference to Exhibit 3.1 of the Company's
         Registration Statement on Form S-1, Registration No.
         333-27143, as amended).
 4.3     Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration
         Statement on Form S-1 Registration No. 333-27143, as
         amended).
10.1     Form of Purchase and Sale Agreement between the Company and
         Allied Practices (incorporated by reference to Exhibit 2.2 of the Company's Registration Statement on Form S-1,
         Registration No. 333-27143, as amended).
10.2     Form of Stock Purchase and Sale Agreement between the
         Company and Stockholders of the initial Allied Practices
         (incorporated by reference to Exhibit 2.4 of the Company's
         Registration Statement on Form S-1, Registration No.
         333-27143, as amended).
10.3     Form of Stock Purchase and Sale Agreement between the
         Company and the Stockholders of the Allied Practices
         (incorporated by reference to Exhibit 10.4 of the Company's
         Annual Report on Form 10-K for the fiscal Year ended
         December 31, 1997).
10.4     Form of Agreement and Plan of Reorganization between the
         Company, Allied Practices and the Stockholders of the Allied
         Practices (incorporated by reference to Exhibit 2.3 of the
         Company's Registration Statement on Form S-1, Registration
         No. 333-27143, as amended).
10.5     Form of Service Agreement between the Company and Allied
         Practices (Fixed Percentage Fee) (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on
         Form S-1, Registration No. 333-27143, as amended).

EXHIBIT                          DESCRIPTION
- -------                          -----------
10.6     Form of Service Agreement between Company and Allied
         Practices (Variable Percentage Fee) (incorporated by
         reference to Exhibit 10.2 of the Company's Registration
         Statement on Form S-1, Registration No. 333-27143, as
         amended).
10.7     Form of Consulting and Business Services Agreement between the Company and Allied Practices (Variable Percentage Fee)
         (incorporated by reference to Exhibit 10.3 of the Company's
         Registration Statement on Form S-1, Registration No.
         333-27143, as amended).
10.8     Form of Consulting and Business Services Agreement between the Company and Allied Practices (Fixed Percentage Fee)
         (incorporated by reference to Exhibit 10.4 of the Company's
         Registration Statement on Form S-1, Registration No.
         333-27143, as amended).
10.9     Form of Consulting and Business Services Agreement between the Company and Allied Practices (Fixed Dollar Fee)
         (incorporated by reference to Exhibit 10.5 of the Company's
         Registration Statement on Form S-1, Registration No.
         333-27143, as amended).
10.10    1997 Non-Employee Director Stock Plan (incorporated by
         reference to Exhibit 4.3 of Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8,
         Registration No. 333-48833).
10.11    Amended and Restated 1997 Employee Stock Option Plan
         (incorporated by reference to Exhibit 4.3 of Post-Effective
         Amendment No. 1 to the Company's Registration Statement on
         Form S-8, Registration No. 333-48831).
10.12    1997 Orthodontist Stock Option Plan (incorporated by
         reference to Exhibit 4.3 of Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8,
         Registration No. 333-61461.
10.13    Employment Agreement between the Company and Sam Westover
         (incorporated by reference to Exhibit 10.8 of the Company's
         Registration Statement on Form S-1, Registration No.
         333-27143).
10.14    Letter Agreement between the Company and Stephen M. Toon
         (incorporated by reference to Exhibit 10.14 of the Company's
         Annual Report on Form 10-K for fiscal year ended December
         31, 1998), as amended by that Amendment (Incorporated by
         reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2000).
10.16    Form of Company Practice Improvement Program Guarantee
         (incorporated by reference to Exhibit 10.17 of the Company's
         Annual Report on Form 10-K for fiscal year ended December
         31, 1997).
10.18    Letter Agreement between the Company and James C. Wilson
         (incorporated by reference to Exhibit 10.18 of the Company's
         Registration Statement on Form S-4, Registration No.
         333-84197).
10.19    1999 Orthodontist Stock Option Plan (incorporated by
         reference to Exhibit 4.3 of the Registration Statement on
         Form S-8, Registration No. 333-32392).
10.20    Purchase and Sale Agreement dated as of February 1, 2000
         between the Company and New Image Orthodontic Group, Inc.
         (incorporated by reference to Exhibit 2.1 of the Current
         Report on Form 8-K, dated March 1, 2000).
10.21    Credit Agreement dated April 14, 2000 between the Company
         and First Union National Bank, as agent (incorporated by
         reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 2000).
10.22    Employment Agreement between the Company and Paul H. Hayase
         (incorporated by reference to Exhibit 10.8 of the Company's
         Registration Statement on Form S-1, Registration No.
         333-27143).
10.23    Severance Agreement and General Release between the Company and Sam Westover, dated November 29, 2000.
10.24    Consulting Agreement between the Company and Sam Westover, dated December 27, 2000.
10.25    Letter Agreement by and between the Company and Stephen M.
         Toon dated December 15, 2000.
10.26    Letter Agreement by and between the Company and Paul H.
         Hayase dated December 15, 2000 (incorporated by reference to
         Exhibit 10.25 of the Company's Annual Report on Form 10-K
         for the fiscal year ended December 31, 2000).

EXHIBIT                          DESCRIPTION
- -------                          -----------
10.27    Letter Agreement by and between the Company and James C.
         Wilson dated December 15, 2000 (incorporated by reference to
         Exhibit 10.25 of the Company's Annual Report on Form 10-K
         for the fiscal year ended December 31, 2000).
21.1     Subsidiaries of the Registrant.
23.1     Consent of Arthur Andersen LLP.
99.1     Safe Harbor Compliance Statement.

- ---------------
(b) Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the fourth quarter of 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the 1934 Act, the Company has duly caused this Form 10-K to be signed on behalf of the undersigned, thereunto duly authorized, on March 31, 2001.

                                          ORTHALLIANCE, INC.

                                          By:     /s/ W. DENNIS SUMMERS
                                            ------------------------------------
                                                     W. Dennis Summers
                                             President, Chief Executive Officer
                                                 and Chairman of the Board
                                               (Principal Executive Officer)

                                          By:      /s/ JAMES C. WILSON
                                            ------------------------------------
                                                      James C. Wilson
                                                  Chief Financial Officer
                                            (Principal Financial and Accounting
                                                           Officer)

     Pursuant to the Requirements of the 1934 Act, this Form 10-K has been signed below by the following persons in the capacities indicated on March 31, 2001.


            /s/ W. DENNIS SUMMERS                         Chief Executive Officer
- ---------------------------------------------                  and Chairman
              W. Dennis Summers

                                                                 Director
- ---------------------------------------------
             Randall K. Bennett

            /s/ DOUGLAS D. DURBIN                                Director
- ---------------------------------------------
              Douglas D. Durbin

             /s/ G. HARRY DURITY                                 Director
- ---------------------------------------------
               G. Harry Durity

                                                                 Director
- ---------------------------------------------
              Craig L. McKnight

              /s/ LARRY DORMOIS                                  Director
- ---------------------------------------------
                Larry Dormois

                                                                 Director
- ---------------------------------------------
            Raymond G.W. Kubisch

            /s/ ROBERT W. MILLER                                 Director
- ---------------------------------------------
              Robert W. Miller

            /s/ STEPHEN G. TRACEY                                Director
- ---------------------------------------------
              Stephen G. Tracey

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                  AND REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   F-2
Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 2000 and
     December 31, 1999......................................   F-3
  Consolidated Statements of Income For the Years Ended
     December 31, 2000, December 31, 1999 and December 31,
     1998...................................................   F-4
  Consolidated Statements of Cash Flows For the Years Ended
     December 31, 2000, December 31, 1999 and December 31,
     1998...................................................   F-5
  Consolidated Statements of Stockholders' Equity For the
     Years Ended December 31, 2000, December 31, 1999 and
     December 31, 1998......................................   F-6
  Notes to Consolidated Financial Statements................   F-7
Report of Independent Public Accountants....................  F-27
Schedule II -- Valuation and Qualifying Accounts For the
  Years Ended December 31, 2000, 1999 and 1998..............  F-28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of OrthAlliance, Inc.:

     We have audited the accompanying consolidated balance sheets of OrthAlliance, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OrthAlliance, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/  ARTHUR ANDERSEN LLP

Arthur Andersen LLP

Los Angeles, California
March 7, 2001

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Current assets:
  Cash and cash equivalents.................................  $  5,075   $ 11,189
  Patient receivables, net of allowances of $401 and $563...    18,935     10,520
  Unbilled patient receivables, net of allowances of $100
     and $382...............................................     3,897      3,436
  Amounts due from Allied Practices.........................    14,203     10,630
  Income tax receivable.....................................       512        509
  Current deferred income tax assets........................       168        104
  Other current assets......................................       555      2,010
                                                              --------   --------
          Total current assets..............................    43,345     38,398
Property and equipment, net.................................     8,426      6,333
Notes receivable, net of allowances of $53 and $38..........     6,849      4,920
Non-current deferred tax assets.............................     1,042      1,486
Intangible assets, net......................................   124,198     83,620
Other, net..................................................     1,046        502
                                                              --------   --------
          Total assets......................................  $184,906   $135,259
                                                              ========   ========
                       LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
  Accounts payable..........................................  $  4,609   $  2,549
  Accrued liabilities.......................................     5,237      2,299
  Patient prepayments.......................................    13,137      6,240
  Practice affiliation payable..............................       988      3,610
  Deferred income tax liabilities...........................        23        182
  Amounts due to Allied Practices...........................     2,474      1,988
  Current portion of long-term debt.........................  $  5,352         --
                                                              --------   --------
          Total current liabilities.........................    31,820     16,868
Line of credit borrowings...................................    62,000     47,500
Long-term debt..............................................    15,658      2,144
Non-current deferred tax liabilities........................     1,368        935
                                                              --------   --------
          Total non-current liabilities.....................    79,026     50,579
                                                              --------   --------
          Total liabilities.................................   110,846     67,447
                                                              --------   --------
Commitments and contingencies
Stockholders' equity (shares in thousands)
  Class A Common Stock, $.001 par value, 70,000 shares
     authorized,
     13,262 and 13,198 shares issued and outstanding at
     December 31, 2000 and 1999, respectively...............        13         13
  Class B Common Stock, $.001 par value, 250 shares
     authorized, 185 and 249 shares issued and outstanding
     at
     December 31, 2000 and 1999, respectively...............        --         --
Additional paid in capital..................................    65,700     65,145
Retained earnings...........................................    14,992      5,457
Treasury Stock, at cost, 1,194 and 318 shares at December
  31, 2000 and
  1999, respectively........................................    (6,645)    (2,803)
                                                              --------   --------
          Total stockholders' equity........................    74,060     67,812
                                                              --------   --------
          Total liabilities and stockholders' equity........  $184,906   $135,259
                                                              ========   ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000         1999        1998
                                                              ---------    --------    --------
Net revenues................................................  $142,014     $95,703     $74,387
Costs and expenses:
  Salaries and benefits.....................................    42,461      28,423      22,880
  Orthodontic supplies......................................    13,903       9,438       7,436
  Rent......................................................    11,761       8,252       6,327
                                                              --------     -------     -------
          Total direct expenses.............................    68,125      46,113      36,643
General and administrative..................................    43,410      26,686      21,456
Depreciation and amortization...............................     6,737       3,983       2,426
                                                              --------     -------     -------
          Total operating expenses..........................   118,272      76,782      60,525
                                                              --------     -------     -------
Operating income............................................    23,742      18,921      13,862
Interest expense............................................    (7,371)     (2,450)       (555)
Interest income.............................................       675         416         351
                                                              --------     -------     -------
Income before income taxes..................................    17,046      16,887      13,658
Provision for income taxes..................................     7,511       7,304       6,123
                                                              --------     -------     -------
Net income..................................................  $  9,535     $ 9,583     $ 7,535
                                                              ========     =======     =======
Basic and diluted net income per share......................  $   0.74     $  0.72     $  0.58
Weighted average number of common shares outstanding
  (in thousands):
     Basic..................................................    12,858      13,271      13,006
     Diluted................................................    12,906      13,283      13,044

  The accompanying notes are an integral part of these consolidated financial statements.

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
Cash flows from operating activities:
  Net income...............................................  $  9,535    $  9,583    $  7,535
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization.........................     6,737       3,983       2,426
     Deferred income tax expense (benefit).................     1,149       1,544        (226)
Changes in assets and liabilities, excluding effects of
  acquisitions:
  Increase in patient receivables..........................    (7,796)     (1,149)       (549)
  Increase in due from Allied Practices....................    (3,573)       (461)     (7,543)
  (Increase) decrease in income tax receivable.............      (491)      1,020      (2,409)
  Decrease (increase) in other assets......................     1,660        (211)       (247)
  (Decrease) increase in accounts payable and accrued
     liabilities...........................................      (579)        174         427
  Increase in patient prepayments..........................     5,645       1,170       1,366
  Increase (decrease) in due to Allied Practices...........       463        (470)        425
                                                             --------    --------    --------
          Net cash provided by operating activities........    12,750      15,183       1,205
                                                             --------    --------    --------
Cash flows from investing activities:
  Payment for practice affiliations........................   (14,784)    (33,019)    (24,477)
  Increase in notes receivables............................    (3,402)     (2,400)     (2,184)
  Principal payments on notes receivable...................     1,650       1,087         534
  Capital expenditures.....................................    (1,165)       (952)       (683)
                                                             --------    --------    --------
          Net cash used in investing activities............   (17,701)    (35,284)    (26,810)
                                                             --------    --------    --------
Cash flows from financing activities:
  Increase in bank overdraft...............................     2,076          20       1,363
  Borrowings on line of credit.............................    83,000      50,300      16,500
  Repayment of line of credit borrowings and long term
     debt..................................................   (81,473)    (20,094)     (1,919)
  Proceeds from exercise of stock options..................        --          --         240
  Treasury shares purchased................................    (3,846)     (1,743)         --
  Payment of deferred financing costs......................      (920)       (419)         --
                                                             --------    --------    --------
          Net cash (used in) provided by financing
            activities.....................................    (1,163)     28,064      16,184
                                                             --------    --------    --------
Net (decrease) increase in cash and cash equivalents.......    (6,114)      7,963      (9,421)
Cash and cash equivalents at beginning of period...........    11,189       3,226      12,647
                                                             --------    --------    --------
Cash and cash equivalents at end of period.................     5,075      11,189       3,226
Supplemental cash flow information:
  Cash paid during the year for:
     Interest..............................................     5,643       2,575         280
     Income taxes..........................................     6,316       6,711       8,774
  Non-cash investing and financing activities:
     Acquisition of management agreements:
       Fair value of assets acquired.......................    42,555      39,532      46,819
       Less: issuance of common stock......................      (555)       (759)    (19,801)
       Less: cash paid for practice affiliations...........   (14,784)    (33,019)    (24,477)
                                                             --------    --------    --------
       Notes payable, affiliation payables and liabilities
          assumed..........................................  $ 27,216    $  5,754    $  2,541
                                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                    (DOLLARS AND SHARE AMOUNTS IN THOUSANDS)

                                             COMMON STOCK
                                   ---------------------------------             (ACCUMULATED
                                       CLASS A           CLASS B                   DEFICIT)      TREASURY STOCK         TOTAL
                                   ---------------   ---------------   PAID-IN     RETAINED     -----------------   STOCKHOLDERS'
                                   SHARES   AMOUNT   SHARES   AMOUNT   CAPITAL     EARNINGS     SHARES    AMOUNT       EQUITY
                                   ------   ------   ------   ------   -------   ------------   -------   -------   -------------
BALANCES, DECEMBER 31, 1997......  11,487    $11      250      $       $45,149     $(11,132)         --   $    --      $34,028
Issuance of common stock for
  intangible assets..............   1,640      2       --       --      19,799           --          --        --       19,801
Stock options exercised..........      70     --       --       --         240           --          --        --          240
Conversions to Class A common
  stock..........................       1     --       (1)      --          --           --          --        --           --
Repurchase of common stock.......      --     --       --       --          --           --        (170)   (2,348)      (2,348)
Net income.......................      --     --       --       --          --        7,535          --        --        7,535
                                   ------    ---      ---      ---     -------     --------     -------   -------      -------
BALANCES, DECEMBER 31, 1998......  13,198     13      249       --      65,188       (3,597)       (170)   (2,348)      59,256
                                   ------    ---      ---      ---     -------     --------     -------   -------      -------
Issuance of common stock from
  Treasury, for intangible
  assets.........................      --     --       --       --          --         (529)         93     1,288          759
Repurchase of common stock.......      --     --       --       --          --           --        (241)   (1,743)      (1,743)
Registration costs...............      --     --       --       --         (43)          --          --        --          (43)
Net income.......................      --     --       --       --          --        9,583          --        --        9,583
                                   ------    ---      ---      ---     -------     --------     -------   -------      -------
BALANCES, DECEMBER 31, 1999......  13,198     13      249       --      65,145        5,457        (318)   (2,803)      67,812
                                   ------    ---      ---      ---     -------     --------     -------   -------      -------
Stock options New Image..........      --     --       --       --         555           --          --        --          555
Repurchase of common stock.......      --     --       --       --          --           --        (876)   (3,842)      (3,842)
Conversions to Class A common
  stock..........................      64     --      (64)      --          --           --          --        --           --
Net income.......................      --     --       --       --          --        9,535          --        --        9,535
                                   ------    ---      ---      ---     -------     --------     -------   -------      -------
BALANCES, DECEMBER 31, 2000......  13,262    $13      185      $--     $65,700     $ 14,992      (1,194)  $(6,645)     $74,060
                                   ======    ===      ===      ===     =======     ========     =======   =======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

     OrthAlliance's wholly-owned subsidiaries, incorporated in Delaware, include PedoAlliance, Inc. ("PedoAlliance") and OrthAlliance Finance, Inc. ("OA Finance") were formed in December 1997. PedoAlliance Properties Inc., a wholly-owned subsidiary of PedoAlliance, OrthAlliance Properties, Inc. and OrthAlliance Services, Inc. were incorporated in California in April 1999. OrthAlliance Holdings, Inc., incorporated in Texas, and OrthAlliance New Image, Inc. ("OA New Image") were formed in January 2000. These subsidiaries were formed to provide practice management, patient financing, consulting and other services (collectively "Management Services") to allied orthodontic and pediatric dental practices (the "Allied Practices") or their patients. OrthAlliance, Inc. and its subsidiaries are collectively referred to as "OrthAlliance" or the "Company".

b. AGREEMENTS WITH ALLIED PRACTICES

     The Company is party to management service agreements with the Allied Practices. These are either "Service Agreements", "Consulting Agreements", or "Management Service Agreements", collectively "Management Agreements." The type of Management Agreements are determined by the Company and each Allied Practice based primarily on applicable state laws and regulations and are as follows:

  Service Agreements

     The parties to each Service Agreement include the Company and the Allied Practice, which typically is a professional corporation or association owned by the related Orthodontist or Pediatric Dentist. Each Service Agreement generally requires the Company to perform the following services for the Allied Practices: provide and maintain specified furnishings and equipment; provide necessary employees (except Orthodontists and Pediatric Dentists, and where applicable law requires, hygienists and dental assistants); establish appropriate business systems; purchase and maintain inventory; perform payroll and accounting functions; provide billing and collection services with respect to patients, insurance companies, and third-party payors; arrange certain legal services not related to malpractice litigation; design and execute a marketing plan; advise with respect to new office locations; and manage and organize the Allied Practices' files and records, including patient records where permitted by applicable law. If the Allied Practice lacks sufficient funds to pay its current operating expenses, the Company is also required to advance funds to the Allied Practice for the purpose of paying such expenses. In exchange for performing the services described above, the Company receives a management fee based on one of the three fee structures described in section c. below.

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

  Consulting Agreements

     The parties to each Consulting Agreement include the Company and the Allied Practice. Certain provisions of the Consulting Agreement are substantially similar to the Service Agreement, including provisions relating to the Company's obligation to loan funds to the Allied Practice in the event the Allied Practice is unable to pay its current operating expenses; termination of the Consulting Agreement; repurchase of assets and assumption of liabilities by the Allied Practice upon expiration or termination; assignment; and indemnification.

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

  Management Service Agreements.

     In March 2000, the Company and OA New Image assumed the obligations of New Image under the various Management Service Agreements ("MSA") between New Image and the orthodontic practices with whom it had entered into MSAs. The form of MSA provides for a variation of the service fee calculation compared to the traditional Company form defined in the service or consulting agreement. Under the MSAs, the service fee amount varies monthly depending on the Allied Practices financial performance and represents the residual amount after the payment of practice expenses and contractually determined practice distributions. The service fee is affected by two variables, (1) total Allied Practice gross revenue, less refunds, and (2) overhead. Service fees are calculated based on two separate standardized grids set forth in the MSA that determine (i) the percent of practice revenue that is distributed to the Allied Practice based on that Allied Practice's gross revenue, less refunds, ("Gross Revenue Grid") and (ii) any additional or offsetting percentage of gross revenue, less refunds, that is distributed to the Allied Practice based upon that Allied's Practice's overhead ("Overhead Grid"). Pursuant to the Gross Revenue Grid, in general, the Company's

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

retained service fees increase if the Allied Practice's gross revenue increases and decrease if the Allied Practice's gross revenue decreases. Pursuant to the Overhead Grid, in general, the Company's retained service fees decrease if the Allied Practice's overhead expenses increase and the retained service fees increase if the Allied Practice's overhead decreases. The maximum retained service fee percentage is 20.0%. The average service fee percentage for the OA New Image Allied Practices is approximately 16.1%. In addition, a few OA New Image MSAs provide for a fixed percentage service fee.

c. CALCULATION OF MANAGEMENT FEES

     Management fees are calculated pursuant to the Management Agreements based upon the Allied Practice's Adjusted Patient Revenue calculated on the accrual basis. There are three economic models by which the management fee may be calculated under the Management Agreements discussed above which are as follows:

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

     The Company earns revenue by providing services pursuant to Management Agreements with Allied Practices. The Company provides management or consulting services to each Allied Practice and assumes substantially all operating expenses except for compensation to the allied orthodontists and pediatric dentists ("Allied Practitioners") and other employees that the Company may not employ according to applicable state laws. In exchange for assuming these expenses and providing services, the Company records revenues in amounts equal to the assumed expenses plus a service fee or consulting fee, as described below.

     Patient revenue is recognized as services are performed. For orthodontic services, approximately 20% of the orthodontic patient contract revenues are recognized at the time of initial treatment. The balance of the contract revenue is recognized evenly over the remaining treatment period. The 25% estimated revenue at the initial treatment date is based on the estimated costs incurred by the Company at that time as compared to the total costs of providing the contracted services. The percentage includes the estimated costs of diagnosis and

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

treatment plan development, initial treatment by Company personnel, orthodontic supplies, and associated administrative services.

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

     Patient receivables are recorded at net realizable value on the date of affiliation and subsequent collections are used to pay Allied Practice operating expenses, the Company's management fee, and payments to the Allied Practices. Generally, any subsequent uncollectible accounts are recorded as a reduction of net revenues, which reduces the Company's management fees at the applicable service fee percentage.

     Generally, the Allied Practices require approximately 25% of the treatment contract to be paid upon installation of the braces, and the remaining 75% evenly over the remainder of the treatment term.

e. AMOUNTS DUE FROM ALLIED PRACTICES

     Amounts due from Allied Practices include short-term advances for operating capital and short-term receivables related to a timing difference between when the service fees are paid from the Allied Practice's accounts and when the service fees are deposited by the Company. These items are advanced and repaid in a revolving manner. Generally, advances are repaid when Allied Practices deposit patient revenue into their depository accounts. Advances occur when the Allied Practice operating expenses paid exceed patient revenue earned. Service fees outstanding are generally paid within 30 days.

f. OPERATING EXPENSES OF ALLIED PRACTICES

     The Company is responsible for the payment of all operating expenses incurred by the Allied Practice, except for compensation to Allied Practitioners and other expenses of the Allied Practices that the Company is prohibited from paying. Expenses that are the responsibility of the Company include the following: (i) salaries, benefits, payroll taxes, workers compensation, health insurance and other benefit plans, and other direct expenses of all employees of OrthAlliance at each practice office, excluding those costs associated with orthodontists and any other classification of employee which OrthAlliance is prohibited from employing by applicable state laws or regulations; (ii) direct costs of all employees or consultants that provide services to each practice office except for Affiliated Orthodontists and other employees of the Allied Practices that the Company is prohibited from employing, (iii) dental and office supplies as permitted by applicable state laws or regulations, (iv) lease or rent payments as permitted by state laws or regulations, utilities, telephone and maintenance expenses for practice facilities, (v) property taxes on OrthAlliance assets located at Allied Practice offices, (vi) property, casualty, and liability insurance premiums, (vii) orthodontists recruiting expenses, and
(viii) advertising and other marketing expenses attributable to the promotion of practice offices.

     All of the above expenses are paid directly to the third party provider of the goods or services indicated. All of the above expenses are incurred by OrthAlliance. Such expenses are classified together with similar expenses of the Company in the consolidated statements of income. In exchange for incurring these expenses

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

and providing management services, the Company records revenue in amounts equal to those incurred expenses.

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

g. NEW AFFILIATIONS

     For the year ended December 31, 2000, the Company entered into or assumed agreements with 43 Allied Practices. Included were 31 practices acquired from New Image on March 1, 2000, as well as 2 pediatric dental practices, to provide management and consulting services and acquire certain operating assets for a total consideration (including acquisition costs) of $42.6 million. This consideration consisted of options to acquire Class A Common Stock with a fair value of $0.6 million, $14.8 million in cash, $27.2 million in affiliation and notes payables. These Allied Practices operate 76 locations.

     For the year ended December 31, 1999, the Company entered into agreements with 36 Allied Practices, 11 of which were pediatric dental practices, to provide management services and acquire certain operating assets for a total consideration (including acquisition costs) of $39.5 million. This consideration consisted of 93,584 shares of Common Stock, from the Treasury, with an aggregate value at various acquisition dates of $0.8 million, payment of $33.0 million in cash, $5.7 million in affiliation and notes payable. These Allied Practices operate 73 locations.

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

b. USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

Furniture, fixtures and equipment............  5 years
Leasehold improvements.......................  Shorter of 3 - 10 years or the related lease term

     Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was approximately $1.8 million, $1.2 million, and $0.9 million, respectively.

e. INTANGIBLE ASSETS, NET

     The Management Agreements with Allied Practices include the acquisition of certain tangible and intangible assets and the assumption of certain liabilities of the Allied Practices. The Company allocates the purchase price to the tangible assets acquired and liabilities assumed based on their estimated fair values. Intangible assets related to the Management Agreements are being amortized using the straight-line method over their respective terms. The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining useful life of the intangible assets may warrant revision or that the remaining balance of the intangible assets may not be recoverable. As of December 31, 2000 and 1999, there were no events or circumstances to indicate that any portion of the recorded net intangible assets may not be recoverable.

     Amortization expense related to these intangible assets for the years ended December 31, 2000, 1999 and 1998 was $4.9 million, $2.8 million, and $1.5 million, respectively.

f. OTHER, NET

     Other, net consists primarily of deferred costs related to the Company's bank credit facility. These costs are amortized using the straight-line method over the expected period to be benefited. The amortization of deferred costs related to the line of credit borrowings is included in interest expense.

g. NET REVENUES

     Net revenues primarily consist of management fee income and reimbursed practice operating expenses (See Note 1). Such reimbursed practice operating expenses amounted to $106.1 million, $68.9 million, and $54.4 million for the years ended December 31, 2000, 1999, and 1998, respectively.

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

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

recognition of certain income and expense items for financial reporting and tax purposes given the provisions of the enacted tax laws.

i. FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of December 31, 2000 and 1999 the carrying amounts of the Company's financial instruments, which include cash and cash equivalents, notes receivable, accounts payable and accrued liabilities, notes payable and line of credit borrowings, approximates fair value.

j. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS 137 and SFAS 138. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Management anticipates that the adoption of SFAS 133 will not have a material affect on the Company's results of operations or financial position.

     The SEC issued Staff Accounting Bulletin Number 101, Revenue Recognition in Financial Statements, on December 3, 1999 ("SAB 101"). This pronouncement clarifies existing revenue recognition principles and states that revenue is generally realized or realizable and earned when all of the following criteria are met: i) persuasive evidence of an arrangement exists, ii) delivery has occurred or services rendered, iii) the seller's price to the buyer is fixed or determinable and iv) collectibility is reasonably assured. Management believes the Company is in compliance with SAB 101.

k. RECLASSIFICATIONS

     Certain prior year reclassifications have been made to conform to classifications used in the current period.

3. ACQUISITION OF NEW IMAGE

     Effective March 1, 2000, the Company acquired substantially all of the assets of New Image Orthodontic Group, Inc. ("New Image"), a privately held Georgia corporation based in Atlanta, Georgia, for a total consideration (including acquisition costs) of approximately $33.8 million. New Image was founded in February 1997 and provided business operations, financial, marketing and administrative services to orthodontic practices in 9 states in accordance with long term service and employment agreements and had practice management agreements with 36 orthodontists operating in 50 locations.

     Total consideration (including acquisition costs) consisted of $5.6 million paid in cash, an estimated $0.3 million in acquisition costs, promissory notes issued of approximately $12.9 million, the assumption of approximately $13.4 million of existing debt due to New Image's former orthodontic practices, and the issuance of approximately 273,000 stock options with an aggregate fair value of $0.6 million. The promissory notes issued and assumed have interest rates ranging from 6% - 10% and are repayable over a one to five year period. The Company will utilize substantially all the acquired assets in the continued operation of the business. The acquisition has been accounted for using the purchase method of accounting. Intangible assets of approximately $32.9 million resulted from the acquisition. The results of operations of New Image are included with the results of operations of the Company from March 1, 2000. The Company obtained the appropriate consents from its lenders with regard to this transaction.

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The following pro forma results of operations are presented to illustrate the effect of the acquisition on the historical operating results of OrthAlliance and New Image for the twelve month periods ended December 31, 1999 and December 31, 2000. These pro forma results of operation gives effect to the acquisition as if it occurred as of January 1, 2000 and January 1, 1999, respectively. The pro forma results of operations are based on management's current estimates and may not be indicative of the results of operations that actually would have occurred if the transaction had been at the dates indicated.

                                                          DECEMBER 31, 2000 (UNAUDITED)
                                           -----------------------------------------------------------
                                                                             PRO FORMA
                                           ORTHALLIANCE    NEW IMAGE(A)    ADJUSTMENTS(A)    PRO FORMA
                                           ------------    ------------    --------------    ---------
Net revenues.............................    $142,014         3,803            --            $145,817
Operating income (loss)..................      23,742           (84)           323             23,981
Net income (loss)........................       9,535          (448)           440              9,527
Basic and diluted net income per share...    $   0.74                                        $   0.74
                                             ========                                        ========
Weighted average number of common shares
  outstanding (in thousands):
  Basic..................................      12,858                                          12,858
                                             ========                                        ========
  Diluted................................      12,906                                          12,906
                                             ========                                        ========

                                                          DECEMBER 31, 1999 (UNAUDITED)
                                           -----------------------------------------------------------
                                                                             PRO FORMA
                                           ORTHALLIANCE     NEW IMAGE       ADJUSTMENTS      PRO FORMA
                                           ------------    ------------    --------------    ---------
Net revenues.............................    $ 95,703        $22,796           --            $118,499
Operating income (loss)..................      18,921         (2,085)         $4,436           21,272
Net income (loss)........................       9,583         (4,834)         4,750             9,499
Basic and diluted net income per share...    $   0.72                                        $   0.72
                                             ========                                        ========
Weighted average number of common shares
  outstanding (in thousands):
  Basic..................................      13,271                                          13,271
                                             ========                                        ========
  Diluted................................      13,283                                          13,283
                                             ========                                        ========

- ---------------
(a) Because the transaction with New Image was effective March 1, 2000, the results of operations for New Image and the proforma adjustments are for the two months period ended February 29, 2000.

(b) Proforma adjustments are presented to illustrate the effect of the acquisition on the historical operating results of OrthAlliance and New Image, as if the acquisition occurred as of that date. The proforma adjustments include the effect of increased amortization of goodwill and interest expense, due to the additional goodwill acquired and increased debt levels relating to the financing of the acquisition. Other proforma adjustments reflect cost savings relating to the elimination of duplicate general and administrative expenses included in the New Image and OrthAlliance corporate overhead structures.

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

 4. OTHER CURRENT ASSETS

     Other current assets consist of the following:

                                                               DECEMBER 31,
                                                              --------------
                                                              2000     1999
                                                              ----    ------
Short term receivable.......................................  $ 51    $1,566
Prepaid expenses and other current assets...................   504       444
                                                              ----    ------
                                                              $555    $2,010
                                                              ====    ======

 5. PROPERTY AND EQUIPMENT, NET

     Property and equipment, net consist of the following:

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Furniture and fixtures...................................  $ 4,262    $ 4,007
Equipment................................................    7,882      5,504
Leasehold improvements...................................    3,577      2,420
Construction in progress.................................      538        392
                                                           -------    -------
                                                            16,259     12,323
Less: accumulated depreciation...........................   (7,833)    (5,990)
                                                           -------    -------
                                                           $ 8,426    $ 6,333
                                                           =======    =======

 6. NOTES RECEIVABLE, NET

     Notes receivable consist of the following:

                                                               DECEMBER 31,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
Notes receivable from Allied Practices.....................  $5,488    $3,934
Patient loans..............................................   1,414     1,024
                                                             ------    ------
                                                              6,902     4,958
Allowance for doubtful accounts............................     (53)      (38)
                                                             ------    ------
                                                             $6,849    $4,920
                                                             ======    ======

     Certain Allied Practices have signed promissory notes due to the Company. Generally, principal and interest payments are due monthly, with interest accruing at prime plus 1%. Generally, these notes have maturity dates ranging from three to five years, are unsecured and are personally guaranteed by the respective practitioners. As of December 31, 2000 and 1999, the prime interest rate was 9.0% and 8.50%, respectively.

     During 2000 and 1999, OA Finance financed approximately $0.8 million and $1.0 million, respectively, of patient loans from certain Allied Practices. OA Finance was formed to provide patient financing options to all Allied Practices. The loans outstanding are generally without recourse and principal and interest are due monthly, with interest rates, varying between 9.9% and 16.9 %, depending on the credit risk of the borrower. The terms of these loans range from one to five years.

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

 7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following:

                                                               DECEMBER 31,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
Bank overdrafts............................................  $4,318    $2,242
Accounts payable...........................................     291       307
                                                             ------    ------
                                                             $4,609    $2,549
                                                             ======    ======

                                                               DECEMBER 31,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
Accrued wages..............................................  $1,706    $1,055
Accrued interest...........................................   1,771        43
Other accrued liabilities..................................   1,760     1,201
                                                             ------    ------
                                                             $5,237    $2,299
                                                             ======    ======

 8. LINE OF CREDIT BORROWINGS

     On December 30 1997, the Company entered into a credit agreement with First Union National Bank to provide a $25 million revolving line of credit. The interest on borrowings accrues at either the bank's prime rate or LIBOR, plus a margin. Amounts borrowed are secured by security interests in the Company's assets, which include accounts receivable, Management Agreements and the capital stock of the Company's wholly-owned subsidiaries. The Company expanded the credit facility ("the Revolving Credit Facility") with on March 26, 1999 from $25 million to $55 million and from $55 million to $75 million on April 14, 2000. Outstanding amounts under the April 14, 2000 agreement are repayable in full on April 13, 2003. As of December 31, 2000 and 1999, the outstanding balance under this credit facility was $62 million and $47.5 million, respectively. As of December 31, 2000 the Company was in compliance with the terms and covenants of the Revolving Credit Facility.

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

 9. NOTES PAYABLE

     Notes payable as of December 31, 2000 and 1999 are summarized in the following table:

                                                               2000      1999
                                                              -------   ------
Fixed-rate secured notes payable to New Image orthodontists:
  9% notes payable, payable in annual installments ranging
     from $93 to $110, due in 2005, secured by practice
     assets.................................................  $   904   $   --
  6% note payable, payable in annual installments of $71,
     due in 2006, secured by practice assets................      393       --
Fixed-rate unsecured notes payable to New Image
  orthodontists:
  9% note payable, payable in monthly installments of $10,
     due in 2001............................................      127       --
  9% notes payable, principal maturing in varying monthly
     amounts, due in 2002...................................       53       --
  9% notes payable, principal maturing in varying monthly
     amounts, due in 2003...................................      180       --
  9% notes payable, payable in annual installments ranging
     from $2 to $295, including interest, due in 2004.......    4,070       --
  10% notes payable, principal maturing in varying quarterly
     amounts, due in 2004...................................      412       --
  9% notes payable, payable in annual installments ranging
     from $75 to $212, due in 2005..........................    3,900       --
  9% notes payable, principal maturing in varying monthly
     amounts, due in 2006...................................      174       --
  9% notes payable, payable in annual installments of $59,
     due in 2006............................................      353       --
  9% note payable, payable in monthly installments of $57,
     including interest, due in 2007........................      402       --
Fixed-rate unsecured bonds payable to OrthAlliance
  orthodontists:
  8% note payable, due in 2002..............................      218      218
  7% notes payable, due in 2003.............................    2,691    1,926
9% Goldman Sachs Series A Notes, payable in quarterly
  installments ranging from $1 to $34, due in 2004..........    2,007       --
9% Goldman Sachs Series B Notes, payable in quarterly
  installments ranging from $44 to $132, due in 2004........    3,626       --
10% Goldman Sachs Series C Notes, due on February 28,
  2001......................................................    1,500       --
                                                              -------   ------
                                                               21,010    2,144
Less current portion of long-term debt......................   (5,352)      --
                                                              -------   ------
                                                              $15,658   $2,144
                                                              =======   ======

     Future maturities of notes payable are as follows as of December 31, 2000:

                     YEAR ENDING
                     DECEMBER 31,                            AMOUNT
- ------------------------------------------------------  ----------------
2001..................................................      $ 5,352
2002..................................................        4,023
2003..................................................        6,125
2004..................................................        3,952
2005..................................................        1,558
Thereafter............................................           --
                                                            -------
                                                            $21,010
                                                            =======

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. CLASS B COMMON STOCK

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

11. PREFERRED STOCK

     The Company is authorized to issue up to 20.0 million shares of preferred stock. The Board of Directors, from time to time and without stockholder action or approval, may fix the relative rights and preferences of the preferred shares, including voting powers, dividend rights, liquidation preferences, redemption rights and conversion privileges. No preferred stock was outstanding as of December 31, 2000 and 1999, respectively.

12. TREASURY STOCK

     On December 1, 2000, the Company announced that its common stock repurchase program ("Stock Repurchase Program"), instituted in October 1998, would be extended through December 2001. In connection with the program, the Company is authorized to purchase up to $6.8 million in shares at prices prevailing on the market. The Company uses the cost method to account for treasury stock. During 2000 and 1999, the Company repurchased 876,100 and 241,286 shares of its Common Stock, respectively under the Stock Repurchase Program. As of December 31, 2000, the Company's aggregate purchase price of Common Stock shares held in treasury was $6.6 million.

     During 1998, the Company acquired 170,024 shares of its common stock in transactions with certain Allied Practices, with a market valuation at the date of the transactions of $2.3 million. These transactions included a mutual rescission and forgiveness of a note receivable, with a value equal to the shares acquired.

13. STOCK OPTIONS AND WARRANTS

     The Company has five stock option plans, the Amended and Restated 1997 Employee Stock Option Plan ("1997 Employee Plan"), the 1997 Director Stock Option Plan ("Director Plan") the 1997 Orthodontist Stock Option Plan ("1997 Orthodontist Plan") the 1999 Orthodontist Stock Option Plan ("1999 Orthodontist Plan") and 2000 Employee Stock Option Plan ("2000 Employee Plan"). In addition, the Company issued warrants to certain executives in 1997. Options may be granted as incentive or nonqualified stock options. The Company accounts for the 1997 Employee Plan and the Director Plan under APB Opinion No. 25, under which no expense has been recognized.

     The Company may grant options to purchase up to 2.0 million shares of Common Stock under the 1997 Employee Plan, 500,000 shares of Common Stock under the Director Plan, 300,000 shares of Common Stock under the 1997 Orthodontist Plan, 280,000 shares of Common Stock under the 1999 Orthodontist Plan and 500,000 shares of Common Stock under the 2000 Employee Plan. The options are issued with exercise prices equal to the Company's stock price at the date of grant. Options granted under the 1997 Employee Plan and

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2000 Employee Plan vest over one to five years; are exercisable in whole or in installments; and expire ten years from date of grant. Options granted under the Director Plan vest over one year; are exercisable in whole or in installments; and also expire ten years from date of grant. Options granted under the 1997 Orthodontist Plan and 1999 Orthodontist Plan vest at grant; are exercisable in whole or in installments; and expire five years and three years, respectively, from the grant date.

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

     The following summarizes stock option and warrant activity of the plans:

                                                           YEARS ENDED DECEMBER 31,
                                      ------------------------------------------------------------------
                                              2000                   1999                   1998
                                      --------------------   --------------------   --------------------
                                      WEIGHTED    NUMBER     WEIGHTED    NUMBER     WEIGHTED    NUMBER
                                      AVERAGE     SHARES     AVERAGE     SHARES     AVERAGE     SHARES
                                      EXERCISE     UNDER     EXERCISE     UNDER     EXERCISE     UNDER
                                       PRICE      OPTION      PRICE      OPTION      PRICE      OPTION
                                      --------   ---------   --------   ---------   --------   ---------
Options and warrants outstanding,
  beginning of year.................   $11.12    2,190,664    $12.55    1,742,154    $11.72    1,243,332
Granted.............................     5.50    1,009,088      7.54      616,642     13.10      664,882
Exercised...........................       --           --        --           --      3.44       70,000
Forfeited...........................     9.95      195,475     12.79      168,132     12.24       96,000
                                       ------    ---------    ------    ---------    ------    ---------
Options and warrants outstanding,
  end of year.......................   $ 9.31    3,004,277    $11.12    2,190,664    $12.55    1,742,214
                                       ------    ---------    ------    ---------    ------    ---------
Options and warrants exercisable,
  end of year.......................   $10.71    2,093,862    $10.84    1,515,470    $12.50    1,043,514
                                       ======    =========    ======    =========    ======    =========

     The shares under option and warrants at December 31, 2000, were in the following exercise price ranges:

                               OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                   --------------------------------------------   -----------------------------
                      NUMBER                        WEIGHTED         NUMBER         WEIGHTED
                      SHARES      CONTRACTUAL       AVERAGE          SHARES         AVERAGE
  EXERCISE PRICE   UNDER OPTION   LIFE (YEARS)   EXERCISE PRICE   UNDER OPTION   EXERCISE PRICE
  --------------   ------------   ------------   --------------   ------------   --------------
  $ 1.00 -  3.49      182,039          8             $ 3.25          153,241         $ 2.19
  $ 3.50 -  5.99       58,380          8             $ 5.46           21,476         $ 5.14
  $ 6.00 -  8.49    1,245,294          7             $ 6.53          599,270         $ 6.79
  $ 8.50 - 10.99      114,328          6             $ 8.96           81,814         $ 9.12
  $11.00 - 13.49    1,008,488          6             $12.01          980,019         $11.69
  $13.50 - 15.99      395,748          7             $14.63          258,042         $14.07
                    ---------                                      ---------
                    3,004,277                        $ 9.31        2,093,862         $ 9.72
                    =========                                      =========

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     In accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), the fair value of option grants is estimated using the Black-Scholes option pricing model for pro forma footnote purposes. The following weighted average assumptions were used for grants:

                                                           DECEMBER 31,
                                             -----------------------------------------
                                                2000           1999           1998
                                             -----------    -----------    -----------
Risk-Free interest rate....................  5.46 - 6.95%   4.62 - 6.92%   4.35 - 5.73%
Dividend yield.............................            0%             0%             0%
Expected volatility........................           51%            43%            60%
Expected option life (years)...............            9              8              9

     As permitted by SFAS 123, the Company has chosen to continue accounting for employee and director stock options at their intrinsic value. Accordingly, no compensation expense has been recognized for its stock option compensation plans. Had the fair value method of accounting been applied to the Company's stock option plans, the tax- effected impact follows (unaudited):

                                                           YEARS ENDED DECEMBER 31,
                                  ---------------------------------------------------------------------------
                                           2000                      1999                      1998
                                  -----------------------   -----------------------   -----------------------
                                  AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                  -----------   ---------   -----------   ---------   -----------   ---------
Net income......................    $9,535       $7,173       $9,583       $7,560       $7,535       $6,548
Basic EPS.......................    $ 0.74       $ 0.56       $ 0.72       $ 0.57       $ 0.58       $ 0.50
Diluted EPS.....................    $ 0.74       $ 0.56       $ 0.72       $ 0.57       $ 0.58       $ 0.50

14. COMMITMENTS AND CONTINGENCIES

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

     Future minimum annual lease payments on operating leases as of December 31, 2000 are as follows:

2001.......................................................  $ 3,267
2002.......................................................    2,432
2003.......................................................    2,240
2004.......................................................    1,583
2005.......................................................    1,181
Thereafter.................................................    2,361
                                                             -------
                                                             $13,064
                                                             =======

     Rent expense for the years ended December 31, 2000, 1999 and 1998 approximated $11.8 million, $8.3 million, and $6.3 million, respectively.

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

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

     From time to time the Company has been, and can expect to be, involved in litigation with certain of its Allied Practices. Such litigation has involved claims that the Company failed to provide required services under the Management Agreements with the Allied Practices and that certain provisions of the Management Agreements may be unenforceable, among other claims. The Company vigorously defends against such claims and believes that such claims are without merit. As of December 31, 2000, the Company did not have any pending legal proceedings that separately, or in the aggregate, if adversely determined, would have a material adverse effect on the Company.

15. INCOME TAXES

     The provision for income taxes is comprised of the following:

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
Current
  Federal................................................  $5,586    $5,063    $5,276
  State..................................................     776       697     1,073
                                                           ------    ------    ------
                                                            6,362     5,760     6,349
                                                           ------    ------    ------
Deferred
  Federal................................................   1,010     1,357      (114)
  State..................................................     139       187      (112)
                                                           ------    ------    ------
                                                            1,149     1,544      (226)
                                                           ------    ------    ------
                                                           $7,511    $7,304    $6,123
                                                           ======    ======    ======

     A reconciliation of the statutory federal income tax rate to the effective tax rate as a percentage of income before income taxes follows:

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
Federal income tax at statutory rate........................   35%     35%     34%
Effect of amortization of non-deductible goodwill...........    6       5       4
State taxes, net of federal benefit.........................    3       3       5
Other.......................................................   --      --       2
                                                               --      --      --
                                                               44%     43%     45%
                                                               ==      ==      ==

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Current deferred tax assets:
  Litigation reserve........................................  $    72    $    87
  Patient prepayments.......................................       76         12
  Other.....................................................       20          5
                                                              -------    -------
                                                                  168        104
                                                              -------    -------
Non-current deferred tax assets:
  Benefit of IRC Section 351 Gain on transferred assets.....      970      1,334
  Start-up costs amortization...............................       72         99
  Other.....................................................                  53
                                                              -------    -------
                                                                1,042      1,486
                                                              -------    -------
          Total deferred tax assets, net....................  $ 1,210    $ 1,590
                                                              =======    =======
Current deferred tax liabilities:
  Patient receivables.......................................  $    --    $  (182)
  Consulting................................................      (12)
  Legal.....................................................       (6)        --
  Other.....................................................       (5)        --
                                                              -------    -------
                                                                  (23)      (182)
Non-current deferred tax liabilities:
  Depreciation..............................................     (538)      (561)
  Amortization..............................................     (669)      (268)
  State taxes...............................................     (161)      (106)
                                                              -------    -------
                                                               (1,368)      (935)
                                                              -------    -------
          Total deferred tax liabilities....................  $(1,391)   $(1,117)
                                                              =======    =======

     As a result of the acquisitions of the Allied Practices, temporary differences were created for the differences between the financial statement carrying amounts and the tax basis of assets acquired. Such temporary differences predominantly relate to property and equipment and related depreciation.

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16. EARNINGS PER SHARE

     The Company adopted SFAS No. 128, Earnings per Share ("SFAS 128") effective December 15, 1997. Basic earnings per share of Common Stock is computed by dividing the net income for the year by the weighted average number of shares of Common Stock outstanding during the year.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Net income............................................  $ 9,535    $ 9,583    $ 7,535
Determination of shares:
  Weighted average number of common stock shares
     outstanding......................................   12,858     13,271     13,006
  Assumed conversion of stock options.................       48         12         38
                                                        -------    -------    -------
  Diluted common stock shares outstanding.............   12,906     13,283     13,044
                                                        =======    =======    =======
  Basic and diluted net income per share..............  $  0.74    $  0.72    $  0.58
                                                        =======    =======    =======

     Securities, including those issuable pursuant to the conversion of Class B Common Stock to Class A Common Stock, which could potentially dilute EPS in the future were not included in the computation of diluted EPS because of its anti-dilutive effect or its conversion contingencies were not met. Potential dilutive shares (in thousands) include the following:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
Common Stock shares issuable in the future pursuant to
  options and warrants outstanding..........................  2,812     1,672       506
Common Stock shares issuable in the future for conversion of
  Class B Common Stock shares...............................  1,294     1,745     1,745
                                                              -----     -----     -----
                                                              4,106     3,417     2,251
                                                              =====     =====     =====

17. 401(K) PLAN

     The Company administrates a voluntary retirement plan ("the Plan") under section 401(k) of the Internal Revenue Code. The Plan covers all eligible, non-highly compensated employees with at least twelve months of employment with the Company. Currently, the Plan does not provide for Company matching contributions.

18. RELATED PARTY TRANSACTIONS

     FOR THE YEAR ENDED DECEMBER 31, 2000, the Company entered into the following related party transactions:

          (i) On December 27, 2000, the Company and its former President and Chief Executive Officer Sam Westover ("Westover"), entered into a Severance Agreement and General Release dated December 27, 2000 (the "Westover Severance Agreement") pursuant to which Westover agreed to resign as President and Chief Executive Officer of the Company. As part of the severance, the Company and Westover agreed to a lump sum pay-out of approximately $0.6 million payable upon separation. This expense is reflected in salaries and benefits expenses in the accompanying consolidated statements of income. Furthermore, to ensure an orderly transition, the Company and Westover agreed to a one year consulting

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     agreement effective January 1, 2001. The consulting agreement with Westover requires payment of approximately $12 per month.

          (ii) The Company incurred $51 of legal expenses with a law firm that has a partner who also serves on the Company's Board of Directors.

          (iii) Dr. Randall Bennett, a director and shareholder, serves as Chairman of the OrthAlliance Clinical Advisory Committee as an independent contractor at the rate of $2 per month. In addition, Dr. Bennett assists in the development and improvement of OrthAlliance's orthodontic programs, procedures and training materials as a part-time employee of OrthAlliance Properties, Inc. for a salary of $2 per month. On April 7, 1998, the Company loaned $50 to Randall K. Bennett, D.D.S., M.S., P.C. of which Dr. Bennett, a director of the Company, is the 100% owner to purchase office equipment. Interest in the loan accrues at the prime rate plus 10% and the term of the loan is thirty-six months. At March 31, 2001, principal in the amount of $2 was outstanding.

     FOR THE YEAR ENDED DECEMBER 31, 1999, the Company entered into the following related party transactions:

          (i) Referral Commissions for recruiting new Allied Practices of options to purchase 72,015 shares of Common Stock were granted to an Allied Orthodontist who was also a director.

          (ii) The Company incurred $68 of legal expenses with a law firm that has a partner who also serves on the Company's Board of Directors.

     FOR THE YEAR ENDED DECEMBER 31, 1998, the Company entered into the following related party transaction:

          (i) Referral Commissions for recruiting new Allied Practices of $0.2 million and options to purchase 82,042 shares of Common Stock were paid and granted to an Allied Orthodontist who was also a director.

19. OPERATING SEGMENTS AND RELATED INFORMATION

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

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The following is a summary of certain financial data for each of the segments:

                                                  ORTHODONTIC    PEDIATRIC
                                                   PRACTICE      PRACTICE     ALL OTHERS     TOTALS
                                                  -----------    ---------    ----------    --------
Year ended December 31, 2000
  Net revenue...................................   $127,681       $14,333      $    --      $142,014
  Operating income (loss).......................     21,578         3,933       (1,769)       23,742
  Depreciation and amortization.................      6,555           159           23         6,737
Year ended December 31, 1999
  Net revenue...................................   $ 86,421       $ 9,282      $    --      $ 95,703
  Operating income (loss).......................     16,707         2,562         (348)       18,921
  Depreciation and amortization.................      3,843           140           --         3,983
Year ended December 31, 1998
  Net revenue...................................   $ 72,704       $ 1,683      $    --      $ 74,387
  Operating income (loss).......................     13,578           446         (162)       13,862
  Depreciation and amortization.................      2,345            81           --         2,426

     Included in the operating income of the orthodontic practice segment are certain corporate expenses that are not allocated to the pediatric practice segment or to the "all others" category. Examples of these expenses are corporate office salaries, rent, overhead expenses, and amortization expense.

     A reconciliation between segment operating income and consolidated net income is set forth below:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Segment operating income..............................  $23,742    $18,921    $13,862
Interest income.......................................      675        416        351
Interest expense......................................   (7,371)    (2,450)      (555)
Provision for income taxes............................   (7,511)    (7,304)    (6,123)
                                                        -------    -------    -------
Net income............................................  $ 9,535    $ 9,583    $ 7,535
                                                        =======    =======    =======

20. SUBSEQUENT EVENTS (UNAUDITED)

  NASDAQ Notification:

     The Company's common stock is traded on the NASDAQ National Market and is subject to certain continued listing requirements. As of December 31, 2000 the Company was not in compliance with Rule 4450(b)(4) which requires among other things a minimum bid price of $1.00 and tangible net assets of $4 million. On February 28, 2001 the Company was notified by the National Market that the Company's stock did not meet the compliance requirements of Rule 4450(b)(4) and that the stock may be subject to removal from the NASDAQ National Market. The Company has requested a hearing before the NASDAQ Listing Qualifications Panel, which has been scheduled for April 6, 2001.

     There can be no assurance that the Company will satisfy the NASDAQ National Market conditions or be able to maintain the continued listing requirements in the future. If the Company's Common stock is delisted from the NASDAQ National Market trading of the Company's Common Stock, if any, would be conducted on the NASDAQ Small Cap Market, in the over-the-counter market on the so called "pink sheets" or, if available, the NASD's Electronic Bulletin Board." In any of those cases, investors could find it more difficult to dispose of, or to obtain accurate quotations as to the value of, its Common Stock. The trading price per share of the Company's Common Stock could be reduced as a result.

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  Internal Revenue Service Examination

     The Internal Revenue Service (the "IRS") has completed its examination of the Company's federal income tax return for the year ended December 31, 1998. The Company has agreed with the IRS' proposed adjustment of approximately $0.6 million of additional tax payments for the years ended 1998 and 1999 which was paid in March 2001. The adjustment related to timing differences between book and tax with regard to certain capitalized practice acquisition costs. The Company adequately provided reserves in prior years and the additional tax payments did not result in additional income tax expense in fiscal 2000.

  Practice Affiliations

     Subsequent to December 31, 2000, the Company entered into a practice affiliation agreement with a orthodontic practitioner to provide management services and acquire certain operating assets for a total cash consideration of $0.9 million. The acquired practice operates a single location and generated historical patient revenue over the prior 12 months of approximately $1.0 million. Prior patient revenue is not necessarily indicative of the level of revenue that these practices may be expected to generate in the future.

  Treasury Stock

     Subsequent to December 31, 2000 the Company acquired 4,300 shares of its common stock at a cost approximating $13.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of OrthAlliance, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of OrthAlliance, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated March 7, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule identified as "Schedule II -- Valuation and Qualifying Accounts" is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP
Arthur Andersen LLP

Los Angeles, California
March 7, 2001

                      ORTHALLIANCE, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                      ADDITIONS
                                       BALANCE AT     CHARGED TO                              BALANCE AT
                                      BEGINNING OF     COST AND                                 END OF
                                         PERIOD        EXPENSE      WRITE-OFFS    OTHER(A)      PERIOD
                                      ------------    ----------    ----------    --------    ----------
Year ended December 31, 2000
  Allowance for uncollectible
     accounts.......................      $983           $ 32          $(27)       $(434)        $554
Year ended December 31, 1999
  Allowance for uncollectible
     accounts.......................      $820           $135          $(16)       $  44         $983
Year ended December 31, 1998
  Allowance for uncollectible
     accounts.......................      $535           $123          $ --        $ 162         $820

(A) Represents a reduction of management's estimate of required allowance for doubtful accounts based upon updated write-off studies.

                                 EXHIBIT INDEX

EXHIBIT                           DESCRIPTION
- -------                           -----------
 2.1      Agreement and Plan of Merger between the Company, USOC and
          POG (incorporated by reference to Exhibit 2.1 of the
          Company's Registration Statement on Form S-1, Registration
          No. 333-27143, as amended).
 3.1      Amended and Restated Certificate of Incorporation of the
          Company (incorporated by reference to Exhibit 3.1 of the
          Company's Registration Statement on Form S-1, Registration
          No. 333-27143, as amended).
 3.2      Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration
          Statement on Form S-1 Registration No. 333-27143, as
          amended).
 4.1      Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration
          Statement on Form S-1, Registration No. 333-27143, as
          amended).
 4.2      Amended and Restated Certificate of Incorporation of the
          Company, including, without limitation Section 4
          (incorporated by reference to Exhibit 3.1 of the Company's
          Registration Statement on Form S-1, Registration No.
          333-27143, as amended).
 4.3      Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration
          Statement on Form S-1 Registration No. 333-27143, as
          amended).
10.1      Form of Purchase and Sale Agreement between the Company and
          Allied Practices (incorporated by reference to Exhibit 2.2 of the Company's Registration Statement on Form S-1,
          Registration No. 333-27143, as amended).
10.2      Form of Stock Purchase and Sale Agreement between the
          Company and Stockholders of the initial Allied Practices
          (incorporated by reference to Exhibit 2.4 of the Company's
          Registration Statement on Form S-1, Registration No.
          333-27143, as amended).
10.3      Form of Stock Purchase and Sale Agreement between the
          Company and the Stockholders of the Allied Practices
          (incorporated by reference to Exhibit 10.4 of the Company's
          Annual Report on Form 10-K for the fiscal Year ended
          December 31, 1997).
10.4      Form of Agreement and Plan of Reorganization between the
          Company, Allied Practices and the Stockholders of the Allied
          Practices (incorporated by reference to Exhibit 2.3 of the
          Company's Registration Statement on Form S-1, Registration
          No. 333-27143, as amended).
10.5      Form of Service Agreement between the Company and Allied
          Practices (Fixed Percentage Fee) (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on
          Form S-1, Registration No. 333-27143, as amended).
10.6      Form of Service Agreement between Company and Allied
          Practices (Variable Percentage Fee) (incorporated by
          reference to Exhibit 10.2 of the Company's Registration
          Statement on Form S-1, Registration No. 333-27143, as
          amended).
10.7      Form of Consulting and Business Services Agreement between the Company and Allied Practices (Variable Percentage Fee)
          (incorporated by reference to Exhibit 10.3 of the Company's
          Registration Statement on Form S-1, Registration No.
          333-27143, as amended).
10.8      Form of Consulting and Business Services Agreement between the Company and Allied Practices (Fixed Percentage Fee)
          (incorporated by reference to Exhibit 10.4 of the Company's
          Registration Statement on Form S-1, Registration No.
          333-27143, as amended).
10.9      Form of Consulting and Business Services Agreement between the Company and Allied Practices (Fixed Dollar Fee)
          (incorporated by reference to Exhibit 10.5 of the Company's
          Registration Statement on Form S-1, Registration No.
          333-27143, as amended).
10.10     1997 Non-Employee Director Stock Plan (incorporated by
          reference to Exhibit 4.3 of Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8,
          Registration No. 333-48833).
10.11     Amended and Restated 1997 Employee Stock Option Plan
          (incorporated by reference to Exhibit 4.3 of Post-Effective
          Amendment No. 1 to the Company's Registration Statement on
          Form S-8, Registration No. 333-48831).

EXHIBIT                           DESCRIPTION
- -------                           -----------
10.12     1997 Orthodontist Stock Option Plan (incorporated by
          reference to Exhibit 4.3 of Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8,
          Registration No. 333-61461.
10.13     Employment Agreement between the Company and Sam Westover
          (incorporated by reference to Exhibit 10.8 of the Company's
          Registration Statement on Form S-1, Registration No.
          333-27143).
10.14     Letter Agreement between the Company and Stephen M. Toon
          (incorporated by reference to Exhibit 10.14 of the Company's
          Annual Report on Form 10-K for fiscal year ended December
          31, 1998), as amended by that Amendment (Incorporated by
          reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2000).
10.16     Form of Company Practice Improvement Program Guarantee
          (incorporated by reference to Exhibit 10.17 of the Company's
          Annual Report on Form 10-K for Fiscal year ended December
          31, 1997).
10.18     Letter Agreement between the Company and James C. Wilson
          (incorporated by reference to Exhibit 10.18 of the Company's
          Registration Statement on Form S-4, Registration No.
          333-84197).
10.19     1999 Orthodontist Stock Option Plan (incorporated by
          reference to Exhibit 4.3 of the Registration Statement on
          Form S-8, Registration No. 333-32392).
10.20     Purchase and Sale Agreement dated as of February 1, 2000
          between the Company and New Image Orthodontic Group, Inc.
          (incorporated by reference to Exhibit 2.1 of the Current
          Report on Form 8-K, dated March 1, 2000).
10.21     Credit Agreement dated April 14, 2000 between the Company
          and First Union National Bank, as Agent (incorporated by
          reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
10.22     Employment Agreement between the Company and Paul H. Hayase
          (incorporated by reference to Exhibit 10.8 of the Company's
          Registration Statement on Form S-1, Registration No.
          333-27143.
10.23     Severance Agreement and General Release between the Company and Sam Westover, dated December 27, 2000.
10.24     Consulting Agreement by and between the Company and Sam
          Westover, dated December 27, 2000.
10.25     Letter Agreement by and between the Company and Stephen M.
          Toon dated December 15, 2000.
10.26     Letter Agreement by and between the Company and Paul H.
          Hayase dated December 15, 2000 (incorporated by reference to
          Exhibit 10.25 of the Company's Annual Report on Form 10-K
          for the fiscal year ended December 31, 2000).
10.27     Letter Agreement by and between the Company and James C.
          Wilson dated December 15, 2000 (incorporated by reference to
          Exhibit 10.25 of the Company's Annual Report on Form 10-K
          for the fiscal year ended December 31, 2000).
21.1      Subsidiaries of the Registrant.
23.1      Consent of Arthur Andersen LLP.
99.1      Safe Harbor Compliance Statement.

- ---------------

(b) Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the fourth quarter of 2000.