Form 10-Q
period 2001-03-31
ORTHALLIANCE INC
filed 2001-05-15
CIK 1039139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the quarter ended March 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from__________to__________.

Commission file number 000-22975

ORTHALLIANCE, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4632134
(State or other jurisdiction of	(I.R.S. employer
Incorporation or organization)	identification no.)

21535 Hawthorne Boulevard, Suite 200
Torrance, California 90503
(Address of principal executive offices)

(310) 792-1300
(Registrant’s telephone number, including area code)

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
Yes [X]     No [   ]

CLASS	OUTSTANDING AT MARCH 15, 2001

Class A Common Stock, $.001 par value	12,076,601

Class B Common Stock, $.001 par value	172,526

ORTHALLIANCE, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
INDEX

PART I — FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

ORTHALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

ASSETS

	March	December
	2001	2000
	(Unaudited)

Current assets:

Cash and cash equivalents	$7,807	$5,075

Patient receivables, net of allowances of $552 and $401	17,637	18,935

Unbilled patient receivables, net of allowances of $117 and $100	3,797	3,897

Amounts due from Allied Practices	14,002	14,203

Income tax receivable	—	512

Current deferred income tax assets	133	168

Other current assets	525	555

Total current assets	43,901	43,345

Property and equipment, net	8,132	8,426

Notes receivable, net of allowances of $11 and $53	6,342	6,849

Non-current deferred tax assets	1,017	1,042

Intangible assets, net	123,904	124,198

Other, net	939	1,046

Total assets	$184,235	$184,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:

Accounts payable	$3,102	$4,609

Accrued liabilities	4,158	5,237

Patient prepayments	12,928	13,137

Practice affiliation payable	—	988

Income taxes payable	580	—

Deferred income tax liabilities	22	23

Amounts due to Allied Practices	3,744	2,474

Current portion of long-term debt	3,506	5,352

Total current liabilities	28,040	31,820

Line of credit borrowings	64,000	62,000

Long-term debt	14,897	15,658

Non-current deferred tax liabilities	1,341	1,368

Total non-current liabilities	80,238	79,026

Total liabilities	108,278	110,846

Commitments and contingencies
Stockholders’ equity (shares in thousands)
Class A Common Stock, $.001 par value, 70,000 shares authorized, 13,275 and 13,262 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively	13	13

Class B Common Stock, $.001 par value, 250 shares authorized, 173 and 185 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively	—	—

Additional paid in capital	65,806	65,700

Retained earnings	16,795	14,992

Treasury Stock, at cost, 1,198 and 1,194 shares at March 31, 2001 and December 31, 2000 , respectively	(6,657)	(6,645)

Total stockholders’ equity	75,957	74,060

Total liabilities and stockholders’ equity	$184,235	$184,906

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ORTHALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)
(unaudited)

	Three Months
	Ended March 31,

	2001	2000

Net revenues	$38,590	$30,145

Costs and expenses:

Salaries and benefits	12,212	8,610

Orthodontic supplies	3,803	2,680

Rent	3,128	2,511

Total direct expenses	19,143	13,801

General and administrative	12,539	9,282

Depreciation and amortization	1,893	1,410

Total operating expenses	33,575	24,493

Operating income	5,015	5,652

Interest income	212	171

Interest expense	(1,997)	(1,252)

Income before income taxes	3,230	4,571

Provision for income taxes	1,427	2,011

Net income	$1,803	$2,560

Basic and diluted net income per share	$0.15	$0.20

Weighted average number of common shares outstanding (in thousands):

Basic	12,250	13,038

Diluted	12,250	13,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORTHALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except per share amounts)
(unaudited)

	Three Months
	Ended March 31,

	2001	2000

Cash flows from operating activities:

Net income	$1,803	$2,560

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	1,893	1,410

Deferred income tax expense	300	246

Compensation related to issuance of stock options	43	—

Changes in assets and liabilities, excluding effects of acquisitions:

Patient receivables, net	1,399	95

Amounts due from Allied Practices	201	(77)

Other current assets	28	1,555

Income taxes receivable	822	1,332

Other, net	—	50

Accounts payable and accrued liabilities	(1,025)	(971)

Amounts due to Allied Practices	1,270	1,374

Patient prepayments	(209)	1,230

Net cash provided by operating activities	6,525	8,804

Cash flows from investing activities:

Payments for new practice affiliations	(852)	(5,877)

Increase in notes receivable	(468)	(560)

Principal payments on notes receivables	979	354

Capital expenditures, net	(282)	(84)

Net cash used in investing activities	(623)	(6,167)

Cash flows from financing activities:

Decrease in bank overdraft	(1,561)	(1,195)

Treasury shares purchased	(13)	(1,890)

Increase in line of credit borrowings	3,000	8,000

Line of credit refinancing fees	—	(53)

Repayment of line of credit borrowings and long term debt	(4,596)	(7,944)

Net cash used by financing activities	(3,170)	(3,082)

Net increase (decrease) in cash and cash equivalents	2,732	(445)

Cash and cash equivalents at beginning of period	5,075	11,189

Cash and cash equivalents at end of period	$7,807	$10,744

Supplemental cash flow information: cash paid during the period for:

Interest	$2,332	$1,138

Income taxes	$1,691	$702

Issuance of stock options	$43	$—

Non-cash investing and financing activities:

Acquisition of intangible assets:

Fair value of assets acquired	$855	$33,087

Less: Issuance of common stock or stock options	(3)	(555)

Less: Cash paid for practice affiliations	(852)	(5,877)

Notes payable, affiliation payables and liabilities assumed	$—	$26,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORTHALLIANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(unaudited)

NOTE 1. BUSINESS AND ORGANIZATION

      OrthAlliance, Inc. (“OrthAlliance”), a Delaware corporation, was incorporated on October 21, 1996 and provides practice management and consulting services to orthodontic and pediatric dental practices throughout the United States. Effective prior to the closing of the initial public offering of shares of OrthAlliance’s Class A Common Stock (the “Offering” or “IPO”), Premier Orthodontic Group, Inc. (“Premier”) and US Orthodontic Care, Inc. (“USOC”) merged with and into OrthAlliance. In the merger, the outstanding common stock of USOC and Premier converted into shares of Class A Common Stock (“Common Stock”) and shares of Class B Common Stock (“Class B Common Stock”). On August 26, 1997, OrthAlliance acquired (the “Acquisitions”) simultaneously with the closing of the IPO certain operating assets of or the stock of entities holding certain tangible and intangible assets and assumed certain liabilities of 55 orthodontic practices in exchange for shares of Common Stock and cash. The Acquisitions were accounted for in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 48.

      OrthAlliance’s wholly-owned subsidiaries, incorporated in Delaware, include PedoAlliance, Inc. (“PedoAlliance”) and OrthAlliance Finance, Inc. (“OA Finance”) formed in December 1997, PedoAlliance Properties, Inc., a wholly-owned subsidiary of PedoAlliance, OrthAlliance Properties and OrthAlliance Services, Inc. were incorporated in California and were formed in April 1999, OrthAlliance Holdings, Inc., a Texas subsidiary, and OrthAlliance New Image, Inc. (“OA New Image”) formed in January 2000. The subsidiaries were formed to provide practice management, patient financing, consulting and other services (collectively “Management Services”) to allied orthodontic and pediatric dental practices (the “Allied Practices”) or their patients. OA New Image was formed specifically in connection with the Company’s acquisition of substantially all of the assets of New Image Orthodontic Group, Inc. (“New Image”), which was effective March 1, 2000. OrthAlliance, Inc. and its subsidiaries are collectively referred to as “OrthAlliance” or the “Company”.

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

      These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto as well as other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and other Company filings with the Securities and Exchange Commission.

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

Consolidation

ORTHALLIANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(unaudited)

      The Company does not consolidate the operations of the Allied Practices which it manages as the Company’s arrangements with its Allied Practices do not meet the requirements for consolidation as set forth in EITF 97-2.

Reclassifications

      Certain prior period reclassifications have been made to conform to classifications used in the current period.

NOTE 3. PRACTICE AFFILIATION

      During the three months ended March 31, 2001, the Company entered into a practice affiliation agreement with a practitioner to provide management services and acquire certain operating assets for a total cash consideration (including acquisition costs) of $1.0 million. The acquired practice operates 1 location and generated historical patient revenue of approximately $0.9 million over the previous 12 months. Prior patient revenue is not necessarily indicative of the level of revenue that these practices may be expected to generate in the future.

NOTE 4. LINE OF CREDIT BORROWINGS

      On December 30 1997, the Company entered into a credit agreement with First Union National Bank to provide a $25 million revolving line of credit. The interest on borrowings accrues at either the bank’s prime rate or LIBOR, plus a margin. Amounts borrowed are secured by security interests in the Company’s assets, which include accounts receivable, Management Agreements and the capital stock of the Company’s wholly-owned subsidiaries. The Company expanded the credit facility (“the Revolving Credit Facility”) on March 26, 1999 from $25 million to $55 million and from $55 million to $75 million on April 14, 2000. Outstanding amounts under the April 14, 2000 agreement are repayable in full on April 13, 2003. As of March 31, 2001 and December 31, 2000, the outstanding balances under this credit facility were $64 million and $62 million, respectively. As of March 31, 2001, the Company believes it was in compliance with the terms and covenants of the Revolving Credit Facility.

NOTE 5. ACQUISITION OF NEW IMAGE

      Effective March 1, 2000, the Company acquired substantially all of the assets of New Image Orthodontic Group, Inc. (“New Image”), a privately held Georgia corporation based in Atlanta, Georgia, for a total consideration (including acquisition costs) of approximately $33.8 million. New Image was founded in February 1997 and provided business operations, financial, marketing and administrative services to orthodontic practices in 9 states in accordance with long term service and employment agreements and had practice management agreements with 36 orthodontists operating in 50 locations.

      Total consideration (including acquisition costs) consisted of $5.6 million paid in cash, an estimated $0.3 million in acquisition costs, promissory notes issued of approximately $12.9 million, the assumption of approximately $13.4 million of existing debt due to New Image’s former orthodontic practices, and the issuance of approximately 273,000 stock options with an aggregate fair value of $0.6 million. The promissory notes issued and assumed have interest rates ranging from 6% – 10% and are repayable over a one to five year period. The Company will utilize substantially all the acquired assets in the continued operation of the business. The acquisition has been accounted for using the purchase method of accounting. Intangible assets of approximately $32.9 million resulted from the acquisition. The results of operations of New Image are included with the results of operations of the Company from March 1, 2000. The Company obtained the appropriate consents from its lenders with regard to this transaction.

NOTE 6. OPERATING SEGMENTS

      The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) in 1998. This statement establishes standards for the reporting of information about operating segments and also requires disclosures about products and services, geographic areas and major customers.

      The Company has two reportable segments organized as business units that provide management or consulting services to the two distinct types of allied practices: OrthAlliance Allied Orthodontists and PedoAlliance Allied Dentists. Each business unit provides similar management and consulting services to the respective Allied Practices and the Company does not manage the business units separately. The remaining segments identified as “All Other” derive revenues from interest income and primarily consist of patient contract financing operations.

      Management utilizes multiple views of data to measure segment performance and to allocate resources to the segments. The accounting policies of the segments are consistent with the Company’s Basis of Presentation.

      The following is a summary of certain financial data for each of the segments:

ORTHALLIANCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(unaudited)

	ORTHODONTIC	PEDIATRIC
	PRACTICES	PRACTICES	ALL OTHERS	TOTAL

THREE MONTHS ENDED MARCH 31, 2001:

Net revenues	$33,927	$4,663	$—	$38,590

Operating income (loss)	4,088	925	2	5,015

Depreciation and amortization	1,838	48	6	1,892

THREE MONTHS ENDED MARCH 31, 2000:

Net revenues	$26,921	$3,224	$—	$30,145

Operating income (loss)	4,855	868	(71)	5,652

Depreciation and amortization	1,352	58	—	1,410

      Included in the operating income of the orthodontic practice segment are certain corporate expenses that are not allocated to the pediatric practice segment or to the “all others” category. Examples of these expenses are corporate office salaries, rent, overhead expenses, and amortization expense. A reconciliation between total segment operating income and consolidated net income or loss is set forth below:

	THREE MONTHS ENDED
	MARCH 31,

	2001	2000

Segment operating income	$5,015	$5,652

Interest income	212	171

Interest expense	(1,997)	(1,252)

Provision for income taxes	(1,427)	(2,011)

Net income	$1,803	$2,560

NOTE 7. INTERNAL REVENUE SERVICE EXAMINATION

      The Internal Revenue Service (the “Service”) has completed its examination of the Company’s federal income tax return for the year ended December 31, 1998. The Company has agreed with the Service’s proposed adjustment of approximately $583,000 of additional tax payments for the years ended 1998 and 1999 which was paid in March 2001. The resolution did not result in an additional tax provision.

NOTE 8. SUBSEQUENT EVENTS

NASDAQ Notification and Hearing:

      The Company’s common stock is traded on the NASDAQ National Market and is subject to certain continued listing requirements. As of March 31, 2001 the Company was not in compliance with Rule 4450(b)(4) which requires among other things a minimum bid price of $1.00 and tangible net assets of $4 million. On February 28, 2001 the Company was notified by the National Market that the Company’s stock did not meet the compliance requirements of Rule 4450(b)(4) and that the stock may be subject to removal from the NASDAQ National Market.

      Pursuant to the April 6, 2001 oral hearing before a NASDAQ Listing Qualifications Panel (the “Panel”) the Company requested continued inclusion on the NASDAQ National Market. On May 14, 2001 the Company was notified by NASDAQ that the Panel determined to continue the Company’s listing on the National Market pursuant to its pilot program approved by the SEC on May 1, 2001. On March 7, 2001 NASDAQ proposed certain changes to its listing standards that, if approved by the SEC, would result in the Company achieving compliance with all requirements for continued listing. An issuer may satisfy the continued listing requirements under the pilot program or demonstrate compliance with current listing requirements. Under the pilot program, the issuer is required to maintain a minimum bid price of $3.00 per share and minimum stockholders’ equity of $10 million. As the Company has demonstrated compliance the Company was placed under the pilot program which is scheduled to extend to July 1, 2001.

      There can be no assurance that the Company will satisfy the NASDAQ National Market conditions or be able to maintain the continued listing requirements in the future. If the Company’s Common stock were removed from the NASDAQ National Market trading of our Common Stock, if any, would be conducted on the NASDAQ Small Cap Market, in the over-the-counter market on the so called “pink sheets” or, if available, the NASD’s Electronic Bulletin Board”. In any of those cases, investors could find it more difficult to dispose of, or to obtain accurate quotations as to the value of, its Common Stock. The trading price per share of the Company’s Common Stock could be reduced as a result.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

      The information contained in this Form 10-Q and documents incorporated herein by reference is intended to update the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission (“SEC”).

      This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and such forward-looking statements are subject to the safe harbors created thereby. For this purpose, any statements contained in this Form 10-Q except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

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

      The Company believes that the following factors, among other things, could cause actual results to differ materially from those in forward-looking statements set forth in this Form 10-K: (a) the Company’s ability to grow through affiliations with additional orthodontic practices or other identified means, including internal practice growth, additional satellite offices, and de novo practices; (b) the Company’s ability to identify suitable affiliation candidates and to profitably manage or successfully integrate new Allied Practices with the Company and its existing Allied Practices; (c) the Company’s ability to favorably resolve disputes concerning claims of alleged defaults by the Company under agreements with its Allied Practices; (d) the Company’s dependence on the ability of its Allied Practices to recruit and employ replacement orthodontists and pediatric dentists as current orthodontists and pediatric dentists retire or terminate their employment agreements with the Allied Practices; (e) challenges to the enforceability of the Company’s agreements with its Allied Practices and the cost of enforcing such agreements in the event the Allied Practices enter into litigation with the Company; (f) the level of competition in the practice management industries and the professions of orthodontists and pediatric dentistry; (g) regulatory development and changes in the United States healthcare system and dental and orthodontic professions, including accounting standards applicable thereto, that may affect the profitability of the Company or the enforceability of the Company’s operative agreements with its Allied Practices and Allied Practitioners; (h) the Company’s dependence on revenues generated by the Allied Practices and the Company’s ability to collect amounts owed by the Allied Practices; (i) the Company’s ability to secure capital, and the related cost of such capital, needed to fund the future growth of the Company; (j) the Company’s currently low stock price may adversely affect its ability to raise capital, its relations with stockholders, including orthodontists and pediatric dentists at the Allied Practices, and its ability to retain a listing on a nationally recognized stock exchange; (k) the Company’s ability to retain key personnel and staff the Allied Practices with appropriate qualified personnel; (l) the continued availability to the Company of adequate insurance; (m) the Allied Practices’ reputation for delivering high-quality patient care and their ability to attract and retain patients and (n) continued compliance with the listing requirements for the NASDAQ National Market. The foregoing factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosures previously made by the Company. These and other factors that may affect future operating results are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and are set forth in the safe harbor compliance statements included as Exhibit 99.1 to Form 10-K and are hereby included by reference.

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

      The information contained in this Form 10-Q is not a complete description of the Company’s business or the risks associated with an investment in the Company. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and in the Company’s other filings with the SEC that attempt to advise interested parties of certain risks, uncertainties and other factors that may affect the Company’s business.

General

      The Company began providing practice management and consulting services to Allied Practices in the United States on August 26, 1997. The initial 55 Allied Practices included 81 Allied Orthodontists and 1 pediatric dentist operating 147 offices in 16 states. The five year employment agreement of the initial allied practices will generally expire in August 2002. On a trailing twelve month basis the initial Allied Practices generated approximately $55 million of patient revenues. These initial practitioners may elect to extend their agreements or attempt to provide suitable replacement practitioners. However, there can be no assurance that extensions or replacements will be secured.

      By the end of 1997, the Company had affiliated with 11 new practices, including 17 additional orthodontists operating out of 31 new locations. In 1998, the Company affiliated with 30 new practices, including 38 additional orthodontists and pediatric dentists operating out of 67 locations. In 1999, the Company affiliated with 36 new practices, including 40 additional orthodontists and pediatric dentists operating out of 73 locations. In 2000, the Company affiliated with 43 new practices, including 48 additional orthodontists and pediatric dentists operating out of 76 locations. Of the 43 new Allied Practices affiliated in 2000, 31 were affiliated on March 1, 2000 when the Company, through OrthAlliance New Image, Inc., a wholly owned subsidiary, acquired substantially all the assets of New Image Orthodontic Group, Inc., a provider of business operations, financial and marketing and administrative services to orthodontic practices across the United States. During the three months ended March 31, 2001, the Company affiliated with 1 Allied Orthodontist operating 1 location.

      The Company derives net revenues by providing services pursuant to long-term Management Agreements with Allied Practices. The Company provides management or consulting services to each Allied Practice and assumes substantially all operating expenses except for compensation to the Allied Practitioners and other employees that the Company cannot employ according to applicable state laws. In exchange for assuming these expenses and providing services, the Company records revenues in amounts equal to the assumed expenses plus a service fee or consulting fee, as described below. In general, the Management Agreements provide for the recognition of fees to the Company based on a negotiated percentage of the “Adjusted Patient Revenue” of Allied Practices. The timing of the payment of such service fees is based upon cash collected. Adjusted Patient Revenue is net patient revenue, as determined under accounting principles generally accepted in the United States, including certain accrual adjustments, including those related to patient prepayments, and adjustments for contractual allowances and other discounts, plus an adjustment for uncollectible accounts.

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

(ii) a designated percentage of Adjusted Patient Revenue, ranging from 14% to 17%, subject to an annual adjustment based upon improvements in the Allied Practice’s operating margin in the most recent calendar year as compared with the immediately preceding calendar year. No annual adjustment will be made which would result in reducing the designated percentage below the percentage applicable during the first year of the Management Agreement. Operating margin is defined as the percentage determined by dividing operating profit by Adjusted Patient Revenue. Operating profit is equal to Adjusted Patient Revenue less operating expenses, excluding the management fee and such expenses associated with the Allied Practices which the Company is prohibited from incurring, primarily consisting of orthodontist compensation. The average designated percentage is 16.2% for the Allied Practices subject to this fee structure.

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

      In March 2000, the Company and OA New Image assumed the obligations of New Image under the various Management Service Agreements (“MSA”) between New Image and the orthodontic practices with whom it had entered into MSAs. The form of MSA provides for a variation of the service fee calculation compared to the traditional Company form defined in the service or consulting agreement. Under the MSAs, the service fee amount varies monthly depending on the Allied Practices financial performance and represents the residual amount after the payment of practice expenses and contractually determined practice distributions. The service fee is affected by two variables, (1) total Allied Practice gross revenue, less refunds, and (2) overhead. Service fees are calculated based on two separate standardized grids set forth in the MSA that determine (i) the percent of practice revenue that is distributed to the Allied Practice based on that Allied Practice’s gross revenue, less refunds, (“Gross Revenue Grid”) and (ii) any additional or offsetting percentage of gross revenue, less refunds, that is distributed to the Allied Practice based upon that Allied’s Practice’s overhead (“Overhead Grid”). Pursuant to the Gross Revenue Grid, in general, the Company’s retained service fees increase if the Allied Practice’s gross revenue increases and decrease if the Allied Practice’s gross revenue decreases. Pursuant to the Overhead Grid, in general the Company’s retained service fees decrease if the Allied Practice’s overhead expenses increase and the retained service fees increase if the Allied Practice’s overhead decreases. The maximum retained service fee percentage is 20.0%. The average service fee percentage for the OA New Image Allied Practices is approximately 16.1%. In addition, a few OA New Image MSAs provide for a fixed percentage service fee.

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

      From time to time the Company may receive notices of alleged defaults of certain Management Agreements. To date, the Company believes that such claims of alleged default are without merit and vigorously defends the Company’s position. However, there is no assurance that such present or future disputes will be resolved favorably for the Company.

RESULTS OF OPERATIONS

      The following table sets forth certain selected unaudited condensed consolidated income statement data for the periods indicated in thousands of dollars and as a percentage of total net revenues:

	THREE MONTHS ENDED MARCH 31,

	2001		2000

Net revenues	$38,590	100.0%	$30,145	100.0%

Costs and expenses:

Salaries and benefits	12,212	31.6	8,610	28.6

Orthodontic supplies	3,803	9.9	2,680	8.9

Rent	3,128	8.1	2,511	8.3

Total direct expenses	19,143	49.6	13,801	45.8

General and administrative	12,539	32.5	9,282	30.8

Depreciation and amortization	1,893	4.9	1,410	4.7

Total operating expenses	33,575	87.0	24,493	81.3

Operating income	5,015	13.0	5,652	18.7

Interest income	212	0.5	171	0.6

Interest expense	(1,997)	5.2	(1,252)	4.2

Income before income taxes	3,230	8.3	4,571	15.1

Provision for income taxes	1,427	3.7	2,011	6.7

Net income	$1,803	4.6%	$2,560	8.4%

Operating Income and Net Income

      Operating income for the three months ended March 31, 2001 decreased 11.2% to $5.0 million from $5.7 million in the comparable 2000 quarter. Net income for the three months ended March 31, 2001 decreased 29.5% to $1.8 million from $2.6 million in the comparable period in 2000.

Net Revenues

      Net revenues for the three months ended March 31, 2001 increased 28.0% to $38.6 million from $30.1 million for the comparable quarter in 2000. The increase in net revenues for the three months ended March 31, 2001 relative to the same period in 2000, is primarily due to the New Image acquisition, which was effective March 1, 2000, overall increases in the internal growth of comparative same-store collections of over 6 percent, and the first quarter effect of practice acquisitions. Net revenues as reported by the Company include the Company’s contractual service or consulting fee based in part on patient revenues, as well as reimbursed expenses of the Allied Practices.

Operating Expenses

      Total operating expenses increased 37.1% to $33.6 million, or 87.0% of net revenues, for the three months ended March 31, 2001 from $24.5 million, or 81.3% of net revenues, for the comparable 2000 quarter.

      Direct expenses including salaries and benefits, orthodontic and dental supplies, and rent increased 38.7% to $19.1 million, or 49.6% of net revenues, for the three months ended March 31, 2001 from $13.8 million, or 45.8% of net revenues, for the comparable 2000 quarter. Salaries and benefits increased 41.8% to $12.2 million, or 31.6% of revenues for the three months ended March 31, 2001, compared to $8.6 million, or 28.6% of net revenues for comparable quarter in 2000. Similarly, orthodontic and dental supplies increased 41.9% to $3.8 million or 9.9% of net revenues in the first quarter in 2001, compared to $2.7 million or 8.9% of net revenues for the same period in 2000. Rent increased 24.6% to $3.1 million or 8.1% of revenues for the three months ended March 31, 2001 from $2.5 million or 8.3% of net revenues for the same period in 2000. The increase in direct expenses compared to the prior year is attributable to the acquisition of New Image for the full quarter 2001 and other Allied Practices, as well as the expansion and growth of existing Allied Practices.

      General and administrative expenses increased 35.1% to $12.5 million, or 32.5% of net revenues, for the three months ended March 31, 2001 from $9.3 million, or 30.8% of net revenues, for the comparable 2000 quarter. General and administrative expenses increased primarily due to the acquisition of New Image and additional Allied Practices during the period as well as the expansion and growth of previously existing Allied Practices offsetting reductions in marketing and advertising and other costs.

      Depreciation and amortization expenses increased approximately 34.2% to $1.9 million or 4.9% of net revenues for the three months ended March 31, 2001 from $1.4 million or 4.7% of net revenues. This increase is attributable to the increase in intangible assets associated with the affiliations of Allied Practices and the acquisition of New Image. Net intangible assets approximated $124.0 million at March 31, 2001 and December 31, 2000. Depreciation and amortization expenses primarily relate to the depreciation of capital assets and the amortization of excess cost over the fair value of net assets acquired and certain other intangibles. The Company’s policy is to amortize goodwill over the expected period to be benefited, generally 25 years.

Interest Expense

      Interest expense increased to $2.0 million for the three months ended March 31, 2001 from $1.3 million for the comparable period in 2000. The increase was primarily due to increased borrowings under the Company’s Revolving Credit Facility in support of Allied Practices affiliated and certain debt obligations issued and assumed in connection with New Image acquisition. Company borrowings under the Revolving Credit Facilities were $64.0 million at March 31, 2001, $62.0 million at December 31, 2000 and $51 million at March 31, 2000. Total debt was approximately $82.4 million and $83.0 million at March 31, 2001 and December 31, 2000, respectively.

Provision for Income Taxes

      The provision for income taxes decreased 29.0% to $1.4 million for the three month period ended March 31, 2001 from $2.0 million for the comparable 2000 quarter. The Company’s effective income tax rates for the periods ended March 31, 2001 and 2000, respectively, were higher than the statutory tax rate primarily due to the amortization of certain intangible assets not being deductible for income tax purposes. The effective tax rate was 44.2% and 44.0% for the three month period ended March 31, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has funded its operations to date primarily through cash from operations, the Company’s line of credit and other available capital resources. This capital is used for affiliations with new Allied Practices, development of Allied Practice satellite offices, capital additions and general working capital needs. As of March 31, 2001 and December 31, 2000 the Company had a working capital balance of $15.9 million and $11.5 million, respectively. As of March 31, 2001 the Company’s principal sources of liquidity included cash and short term investments of approximately $7.8 million and the Revolving Credit Facility, which as of that date had $11.0 million of available credit. The Company’s balance of $64.0 million in outstanding borrowings under its bank line of credit at March 31, 2001 bears interest at the prime interest rate plus a margin or the LIBOR plus a margin. As of March 31, 2001, the Company believes it was in compliance with all terms of the Revolving Credit Facility. On April 14, 2000, the Company expanded its revolving credit facility to $75 million, which expires on April 13, 2003 and has substantially similar terms to the previous facility.

      The Company’s operating activities generated cash of $6.6 million during the three month period ended March 31, 2001. Net cash used in financing activities approximated $3.2 million for three month period ended March 31, 2001 and consisted of borrowings and repayments on the line of credit and other debt and treasury shares purchased. Cash used in investing activities of $0.6 million in the three month period ended March 31, 2001 consisted of payments in connection with Allied Practices affiliated and capital expenditures, primarily for office and computer equipment used in Company operations. The Company does not currently have any material commitments with respect to any capital expenditures.

      The Company’s capital resources needed to continue acquisition and development efforts are expected to be funded through a combination of cash flows provided by ongoing operations, the Company’s line of credit, the issuance of equity and debt securities, as described in the Company’s Form S-4 registration statement which became effective on August 6, 1999, and other sources. Management believes that these sources of capital will be sufficient to meet the Company’s capital requirements for the next twelve months. The Company may choose to issue debt or equity to meet its future long-term capital needs, as management deems appropriate. There can be no assurance that the Company will be able to raise such additional working capital on acceptable terms, if at all. In the event the Company is unable to raise additional working capital, further measures would be necessary including, without limitation, the delay, or scale back of its operations, new Allied Practice affiliations, marketing programs and other actions. Certain of such measures may require third party consents or approvals, including the banks under the Revolving Credit Facility, and there can be no such assurance that such consents or approvals can be obtained. The Company has reduced the number of new affiliations in order to conserve capital resources.

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

      During the three months ended March 31, 2001, the Company acquired 4,300 shares of its common stock at an approximate cost of $13,000. The Company is authorized to repurchase additional shares from time to time. Payments for such share repurchases come from operating cash flow and/or line of credit borrowings. The timing and the amount of shares to be purchased are generally determined based on the evaluation of working capital needs and stock market conditions.

Other Events

      The Company's Common Stock is currently quoted on the NASDAQ National Market under the symbol “ORAL”. For continued inclusion on the NASDAQ National Market, a company must meet certain tests, including compliance with the NASDAQ National Market Rule 4450(b)(4) concerning minimum bid price which requires among other things, a minimum bid price of $1.00 and tangible net assets of at least $4 million. As of March 31, 2001 the Company was not in compliance with that requirement. The continued listing of our Common Stock was recently reviewed by the NASDAQ Staff and on February 28, 2001 the Company was notified by the National Market that the Company's stock was not in compliance with Rule 4450(b)(4) and that the stock may be subject to removal from the National Market.

      Pursuant to the April 6, 2001 oral hearing before a NASDAQ Listing Qualifications Panel (the “Panel”) the Company requested continued inclusion on the NASDAQ National Market. On May 14, 2001, the Company was notified by NASDAQ that the Panel determined to continue the Company’s listing on the National Market. On March 7, 2001 NASDAQ proposed certain changes to its listing standards that, if approved by the SEC, would result in the Company achieving compliance with all requirements for continued listing. Such standards include among other things a minimum bid price of $3.00 per share and minimum stockholders’ equity of $10 million. As the Company has demonstrated compliance the Company was placed under the pilot program which is scheduled to extend to July 1, 2001.

      There can be no assurance that the SEC will formally approve the proposed NASDAQ changes or that the Company will satisfy the NASDAQ National Market conditions or be able to maintain the continued listing requirements in the future. If the Company's Common Stock was removed from the NASDAQ National Market trading of our Common Stock, if any, would be conducted on the NASDAQ Small Cap Market, in the over-the-counter market on the so called “pink sheets” or, if available, the NASD’s “Electronic Bulletin Board”. In any of those cases, investors could find it more difficult to dispose of, or to obtain accurate quotations as to the value of, our Common Stock. The trading price per share of the Company's Common Stock could be reduced as a result.

      On January 24, 2001, the Company announced the formation of a Special Committee of the Board of Directors to explore strategic alternatives to increase shareholder value. The Special Committee was formed as a result of the Company's belief that the Company's stock remains undervalued despite meeting certain financial objectives. The Committee's goal is to identify alternatives to increase shareholder value.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 137 and SFAS 138. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Management anticipates that the adoption of SFAS 133 will not have a material effect on the Company’s results of operations or financial position.

      The SEC issued Staff Accounting Bulletin Number 101, Revenue Recognition in Financial Statements, on December 3, 1999 (“SAB 101”). This pronouncement clarifies existing revenue recognition principles and states that revenue is generally realized or realizable and earned when all of the following criteria are met: i) persuasive evidence of an arrangement exists, ii) delivery has occurred or services rendered, iii) the seller’s price to the buyer is fixed or determinable and iv) collectibility is reasonably assured. Management believes the Company is in compliance with SAB 101.

INFLATION

      The Company does not believe that inflation has had a material effect on the results of operations. There can be no assurance that the Company’s business will not be affected by inflation in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company does not have any derivative financial instruments as of March 31, 2001. Further, the Company is not exposed to interest rate risk as the Company’s revolving line of credit agreement has a variable interest rate. Therefore, the fair value of these instruments is not affected by change in market interest rates. The Company believes that the market risk arising from not hedging its financial instruments is not material.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      From time to time, the Company is involved in various legal proceedings, claims and litigation matters arising in the ordinary course of business, including labor and personnel related issues. In the opinion of management, the outcome of such routine matters will not have a material adverse effect on the Company’s business, financial condition or results of operations.

      From time to time, the Company has been, and can expect to be, involved in litigation with certain of its Allied Practices. Such litigation has involved claims that the Company failed to provide certain services under the Management Agreements with the Allied Practices and that certain provisions of the Management Agreements may be unenforceable, among other claims. The Company vigorously defends against such claims and believes that such claims are without merit. As of March 31, 2001, the Company believes that it did not have any pending legal proceedings that separately, or in the aggregate, if adversely determined, would have a material adverse effect on the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      (a) None

      (b) None

      (c) None

      (d) None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      (a) None

      (b) None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) None

      (b) None

      (c) None

      (d) None

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	99.1	Safe Harbor Compliance Statement (incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2000).

      The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHALLIANCE, INC.

Date: May 15, 2001	By:	/s/ W. DENNIS SUMMERS

W. Dennis Summers
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 15, 2001	By:	/s/ JAMES C. WILSON

James C. Wilson
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

99.1	Safe Harbor Compliance Statement (incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2000).