Form 10-Q
period 2001-06-30
ORTHALLIANCE INC
filed 2001-08-14
CIK 1039139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the quarter ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from__________to__________.

Commission file number 000-22975

ORTHALLIANCE, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4632134

(State or other jurisdiction of Incorporation or organization)	(I.R.S. employer identification no.)

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

Yes [X] No [   ]

CLASS	OUTSTANDING at August 10, 2001

Class A Common Stock, $.001 par value	12,078,005

Class B Common Stock, $.001 par value	171,122

ORTHALLIANCE, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001

PART I — FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

ORTHALLIANCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

ASSETS

	June 30,	December 31
	2001	2000

	(Unaudited)
Current assets:

Cash and cash equivalents	$6,581	$5,075

Patient receivables, net of allowances of $672 and $401	17,947	18,935

Unbilled patient receivables, net of allowances of $120 and $100	3,869	3,897

Amounts due from Allied Practices	13,934	14,203

Income tax receivable	—	512

Current deferred income tax assets	135	168

Other current assets	472	555

Total current assets	42,938	43,345

Property and equipment, net	7,761	8,426

Notes receivable, net of allowances of $52 and $53	5,789	6,849

Non-current deferred tax assets	697	1,042

Intangible assets, net	121,656	124,198

Other, net	831	1,046

Total assets	$179,672	$184,906

	LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:

Accounts payable	$3,051	$4,609

Accrued liabilities	4,171	5,237

Patient prepayments	13,328	13,137

Practice affiliation payable	—	988

Income taxes payable	54	—

Deferred income tax liabilities	22	23

Amounts due to Allied Practices	4,427	2,474

Current portion of long-term debt	2,411	5,352

Total current liabilities	27,464	31,820

Line of credit borrowings	59,500	62,000

Long-term debt	13,981	15,658

Non-current deferred tax liabilities	1,338	1,368

Total non-current liabilities	74,819	79,026

Total liabilities	102,283	110,846

Commitments and contingencies
Stockholders’ equity (shares in thousands)

Class A Common Stock, $.001 par value, 70,000 shares authorized, 13,275 and 13,262 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	13	13

Class B Common Stock, $.001 par value, 250 shares authorized, 173 and 185 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	—	—

Additional paid in capital	65,851	65,700

Retained earnings	18,182	14,992

Treasury stock, at cost, 1,198 and 1,194 shares at June 30, 2001 and December 31, 2000, respectively	(6,657)	(6,645)

Total stockholders’ equity	77,389	74,060

Total liabilities and stockholders’ equity	$179,672	$184,906

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ORTHALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

Net revenues:	$38,199	$36,056	$76,789	$66,201

Cost and expenses:

Salaries and benefits	12,065	9,858	24,277	18,468

Orthodontic supplies	3,794	3,500	7,597	6,180

Rent	3,019	3,048	6,146	5,559

Total direct expense	18,878	16,406	38,020	30,207

General and administrative	13,252	11,289	25,791	20,571

Depreciation and amortization	1,916	1,732	3,809	3,142

Total operating expense	34,046	29,427	67,620	53,920

Operating income	4,153	6,629	9,169	12,281

Interest expense	(1,911)	(1,994)	(3,908)	(3,246)

Interest income	163	177	375	348

Income before income taxes	2,405	4,812	5,636	9,383

Provision for income taxes	1,019	2,109	2,446	4,120

Net income	$1,386	$2,703	$3,190	$5,263

Basic and diluted net income per share	$0.113	$0.210	$0.260	$0.410

Weighted average number of common shares outstanding (in thousands)

Basic	12,249	12,860	12,249	12,949

Diluted	12,249	12,868	12,250	12,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORTHALLIANCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Six Months
	Ended June 30

	2001	2000

Cash flows from operating activities:

Net income	$3,190	$5,263

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	3,809	3,142

Deferred income tax expense	543	623

Loss on disposal of Allied Practice	214	—

Compensation related to issuance of stock options	88	—

Changes in assets and liabilities, excluding effects of acquisitions:

Patient receivables, net	936	(1,197)

Amounts due from Allied Practices	269	(1,725)

Other current assets	53	1,556

Income taxes receivable	368	(461)

Other, net	214	50

Accounts payable and accrued liabilities	(441)	(2,291)

Amounts due to Allied Practices	1,953	1,604

Patient prepayments	289	2,080

Net cash provided by operating activities	11,485	8,644

Cash flows from investing activities:

Increase in notes receivable	(768)	(1,147)

Payments for new practice affiliations	(1,209)	(3,516)

Payments for acquisition of New Image	—	(5,500)

Principal payments on notes receivables	1,824	743

Capital expenditures	(593)	(340)

Net cash used in investing activities	(746)	(9,760)

Cash flows from financing activities:

Decrease in bank overdraft	(2,637)	(807)

Treasury shares purchased	(13)	(1,890)

Increase in line of credit borrowings	7,000	67,500

Line of credit refinancing fees	—	(810)

Repayment of line of credit borrowings and long term debt	(13,583)	(64,108)

Net cash used by financing activities	(9,233)	(115)

Net increase (decrease) in cash and cash equivalents	1,506	(1,231)

Cash and cash equivalents at beginning of period	5,075	11,189

Cash and cash equivalents at end of period	$6,581	$9,958

Supplemental cash flow information:

Cash paid during the period for:

Interest	$4,526	$3,885

Income taxes	$1,522	$3,611

Issuance of stock options	$—	$—

Non-cash investing and financing activities:

Acquisition of intangible assets:

Fair value of assets acquired	$1,212	$38,308

Less: Issuance of common stock or stock options	(3)	(555)

Less: Payments for practice affiliations	(1,209)	(9,016)

Notes payable, affiliation payables and liabilities assumed	$—	$28,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORTHALLIANCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 1. BUSINESS AND ORGANIZATION

     OrthAlliance, Inc. (“OrthAlliance”), a Delaware corporation, was incorporated on October 21, 1996 and provides practice management and consulting services to orthodontic and pediatric dental practices throughout the United States. Effective prior to the closing of the initial public offering of shares of OrthAlliance’s Class A Common Stock (the “Offering” or “IPO”), Premier Orthodontic Group, Inc. (“Premier”) and US Orthodontic Care, Inc. (“USOC”) merged with and into OrthAlliance. In the merger, the outstanding common stock of USOC and Premier converted into shares of Class A Common Stock (“Common Stock”) and shares of Class B Common Stock (“Class B Common Stock”). On August 26, 1997, OrthAlliance acquired (the “Acquisitions”) simultaneously with the closing of the IPO certain operating assets of, or the stock of entities holding, certain tangible and intangible assets and assumed certain liabilities of 55 orthodontic practices in exchange for shares of Common Stock and cash. The Acquisitions were accounted for in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 48.

     OrthAlliance’s wholly-owned subsidiaries, incorporated in Delaware, include PedoAlliance, Inc. (“PedoAlliance”) OrthAlliance Finance, Inc. (“OA Finance”) formed in October 1997, PedoAlliance Properties, Inc., a wholly-owned subsidiary of PedoAlliance, OrthAlliance Properties, Inc. and OrthAlliance Services, Inc. were incorporated in California and were formed in April 1999; OrthAlliance Holdings, Inc., a Texas subsidiary, and OrthAlliance New Image, Inc. (“OA New Image”) formed in January 2000. The subsidiaries were formed to provide practice management, patient financing, consulting and other services (collectively “Management Services”) to allied orthodontic and pediatric dental practices (the “Allied Practices”) or their patients. OA New Image was formed specifically in connection with the Company’s acquisition of substantially all of the assets of New Image Orthodontic Group, Inc. (“New Image”), which was effective March 1, 2000. OrthAlliance, Inc. and its subsidiaries are collectively referred to as “OrthAlliance” or the “Company”.

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

NOTE 3. PRACTICE AFFILIATIONS

     During the three months ending June 30, 2001, the Company entered into a practice affiliation agreement with two Allied Practitioners to acquire certain operating assets of two non-affiliated orthodontic practitioners for a total cash consideration (including acquisition costs) of approximately $0.2 million. The acquired assets will be incorporated into the operations of the existing Allied Practices. The related practices operate a total of two locations which were integrated into the existing Allied Practices and generated historical patient revenues of approximately $0.4 million over the previous 12 months. Prior patient revenues is not necessarily indicative of the level of revenues that these practices may be expected to generate in the future.

     Effective June 30, 2001 an Allied Practice exercised its right to terminate the Management Service Agreement executed with New Image Orthodontic Group, Inc. in July 1998. The Management Service Agreement was originally assumed by the Company in connection with the acquisition of New Image in March 2000 and included specific terms and conditions including a successful initial public offering by New Image, which did not occur. As a consequence, the Allied Practitioner elected to terminate his Management Services Agreement, wherein all assets and liabilities were assigned to the Allied Practice, a promissory note in the amount of $1.1 million payable to the Allied Practice by the Company was cancelled and the Company recognized an expense of approximately $0.2 million before taxes.

NOTE 4. LINE OF CREDIT BORROWINGS

     On December 30 1997, the Company entered into a credit agreement with First Union National Bank to provide a $25 million revolving line of credit. The interest on borrowings accrues at either the bank’s prime rate or LIBOR, plus a margin. Amounts borrowed are secured by security interests in the Company’s assets, which include accounts receivable, Management Agreements and the capital stock of the Company’s wholly-owned subsidiaries. The Company expanded the credit facility (“the Revolving Credit Facility”) on March 26, 1999 from $25 million to $55 million and from $55 million to $75 million on April 14, 2000. Outstanding amounts under the April 14, 2000 agreement are repayable in full on April 13, 2003. As of June 30, 2001 and December 31, 2000, the outstanding balances under this credit facility were $59.5 million and $62.0 million, respectively. As of June 30, 2001, the Company believes it was in compliance with the terms and covenants of the Revolving Credit Facility.

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

     Management utilizes multiple views of data to measure segment performance and to allocate resources to the segments. The accounting policies of the segments are consistent with the Company’s Basis of Presentation, as described in Note 2.

     The following is a summary of certain financial data for each of the segments:

	ORTHODONTIC	PEDIATRIC
	PRACTICES	PRACTICES	ALL OTHERS	TOTAL

THREE MONTHS ENDED JUNE 30, 2001:

Net revenues	$35,136	$3,063	$—	$38,199

Operating income (loss)	3,091	1,106	(44)	4,153

Depreciation and amortization	1,864	47	5	1,916

THREE MONTHS ENDED June 30, 2000:

Net revenues	$32,590	$3,466	$—	$36,056

Operating income (loss)	6,290	1,105	(766)	6,629

Depreciation and amortization	1,711	9	12	1,732

	ORTHODONTIC	PEDIATRIC
	PRACTICES	PRACTICES	ALL OTHERS	TOTAL

SIX MONTHS ENDED JUNE 30, 2001:

Net revenues	$69,063	$7,726	$—	$76,789

Operating income (loss)	7,179	2,031	(41)	9,169

Depreciation and amortization	3,702	95	12	3,809

SIX MONTHS ENDED June 30, 2000:

Net revenues	$59,511	$6,690	$—	$66,201

Operating income (loss)	11,145	1,973	(837)	12,281

Depreciation and amortization	3,063	67	12	3,142

NOTE 7. INTERNAL REVENUE SERVICE EXAMINATION

     In March 2001 the Internal Revenue Service (the “Service”) completed its examination of the Company’s federal income tax return for the year ended December 31, 1998. The Company has agreed with the Service’s proposed adjustment of approximately $583,000 of additional tax payments for the years ended 1998 and 1999, which was paid in March 2001. The resolution did not result in an additional tax provision.

NOTE 8. NASDAQ NOTIFICATIONS

     OrthAlliance's Class A common stock is currently quoted on the Nasdaq Stock Market National Market System under the symbol “ORAL.” For continued inclusion on the Nasdaq Stock Market National Market System, OrthAlliance must meet certain tests. OrthAlliance disclosed in previous filings that the continued listing of its Class A common stock was permitted under temporary amendments to the listing requirements adopted by the Nasdaq Stock Market. On June 29, 2001, the SEC approved those amendments which include, among other things, a minimum bid price of $3.00 per share and minimum stockholders' equity of $10 million. OrthAlliance is currently in compliance with the amended listing standards.

NOTE 9. MERGER WITH ORTHODONTIC CENTERS OF AMERICA, INC.

     On May 16, 2001, the Company and Orthodontic Centers of America, Inc. (“OCA”) entered into a merger agreement, that is subject to approval by the stockholders of OrthAlliance and certain other conditions, whereby a wholly-owned subsidiary of OCA would merge into OrthAlliance in a stock-for-stock transaction, with the Company becoming a wholly-owned subsidiary of OCA. Under the terms of the merger agreement, the Company’s stockholders would receive shares of OCA’s common stock based on a fixed exchange ratio, ranging from 0.09214 to 0.16585 of a share of OCA common stock, depending on the percentage of the Company’s affiliated orthodontists, pediatric dentists and professional corporations that amend their employment and service, consulting or management service agreements in accordance with terms described in the merger agreement.

NOTE 10. LEGAL PROCEEDINGS

     Legal proceedings with Allied Practices have increased since the announcement of the Company’s merger agreement with OCA. Certain Allied Practioners have sent notices of default to, or commenced litigation against, the Company alleging that the Company has failed to provide certain services under the Management Agreements. Other litigation alleges that certain provisions of the Management Agreements may be unenforceable or illegal, among other claims. The Company vigorously defends against such claims and believes that such claims are without merit.

NOTE 11. SUBSEQUENT EVENTS
New Affiliations

     In July 2001 the Company entered into an agreement with an Affiliated Practice to expand such Affiliated Practice through the acquisition of certain operating assets of a non-affiliated orthodontic practice. The total cash consideration paid to the non-affiliated orthodontic practice approximated $0.3 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

     The information contained in this Form 10-Q and documents incorporated herein by reference are intended to update the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and such information presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K and other Company filings with the Securities and Exchange Commission (“SEC”).

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

     The Company believes that the following factors, among other things, could cause actual results to differ materially from those in forward-looking statements set forth in this Form 10-Q: (a) the Company’s ability to grow through affiliations with additional orthodontic practices or other identified means, including internal practice growth, additional satellite offices, and de novo practices; (b) the Company’s ability to identify suitable affiliation candidates and to profitably manage or successfully integrate new Allied Practices with the Company and its existing Allied Practices; (c) the Company’s ability to favorably resolve disputes concerning claims of alleged defaults by the Company, claims of unenforceability or illegality and other claims arising under agreements with its Allied Practices; (d) the Company’s dependence on the ability of its Allied Practices to recruit and employ replacement orthodontists and pediatric dentists as current orthodontists and pediatric dentists retire or terminate their employment agreements with the Allied Practices; (e) challenges to the enforceability of the Company’s agreements with its Allied Practices and the cost of enforcing such agreements in the event the Allied Practices enter into litigation with the Company; (f) the level of competition in the practice management industries and the professions of orthodontists and pediatric dentistry; (g) regulatory development and changes in the United States healthcare system and dental and orthodontic professions, including accounting standards applicable thereto, that may affect the profitability of the Company or the enforceability of the Company’s agreements with its Allied Practices and Allied Practitioners; (h) the Company’s dependence on revenues generated by the Allied Practices and the Company’s ability to collect amounts owed by the Allied Practices; (i) the Company’s ability to secure capital, and the related cost of such capital, needed to fund the future growth of the Company; (j) the Company’s currently low stock price may adversely affect its ability to raise capital, its relations with stockholders, including orthodontists and pediatric dentists at the Allied Practices, and its ability to retain a listing on a nationally recognized stock exchange; (k) the Company’s ability to retain key personnel and to staff the Allied Practices with appropriate qualified personnel; (l) the continued availability to the Company of adequate insurance; (m) the Allied Practices’ reputation for delivering high-quality patient care and their ability to attract and retain patients; (n) continued compliance with the listing requirements for the NASDAQ National Market; and (o) whether the proposed merger agreement with OCA successfully closes. The foregoing factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosures previously made by the Company. These and other factors that may affect future operating results are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and are set forth in the safe harbor compliance statements included as Exhibit 99.1 to Form 10-K and are hereby included by reference.

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

     By the end of 1997, the Company had affiliated with 11 new practices, including 17 additional orthodontists operating out of 31 new locations. In 1998, the Company affiliated with 30 new practices, including 38 additional orthodontists and pediatric dentists operating out of 67 locations. In 1999, the Company affiliated with 36 new practices, including 40 additional orthodontists and pediatric dentists operating out of 73 locations. In 2000, the Company affiliated with 43 new practices, including 48 additional orthodontists and pediatric dentists operating out of 76 locations. Of the 43 new Allied Practices affiliated in 2000, 31 were affiliated on March 1, 2000 when the Company, through OrthAlliance New Image, Inc., a wholly owned subsidiary, acquired substantially all the assets of New Image Orthodontic Group, Inc., a provider of business operations, financial and marketing and administrative services to orthodontic practices across the United States. During the three months ending June 30, 2001 the Company entered into a practice affiliation agreement with two Allied Practitioners to acquire certain operating assets of two non-affiliated orthodontic practitioners for a total cash consideration (including acquisition costs) of approximately $0.2 million. The acquired assets will be incorporated into the operations of the existing Allied Practices. The related practices operate a total of two locations which were integrated into the existing Allied Practices and generated historical patient revenue of approximately $0.4 million over the previous 12 months. Prior patient revenue is not necessarily indicative of the level of revenues that these practices may be expected to generate in the future.

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

     In March 2000, the Company and OA New Image assumed the obligations of New Image under the various Management Service Agreements (“MSA”) between New Image and the orthodontic practices with whom it had entered into MSAs. The form of MSA provides for a variation of the service fee calculation compared to the traditional Company form defined in the service or consulting agreement. Under the MSAs, the service fee amount varies monthly depending on the Allied Practices financial performance and represents the residual amount after the payment of practice expenses and contractually determined practice distributions. The service fee is affected by two variables, (1) total Allied Practice gross revenue, less refunds, and (2) overhead. Service fees are calculated based on two separate standardized grids set forth in the MSA that determine (i) the percent of practice revenue that is distributed to the Allied Practice based on that Allied Practice’s gross revenue, less refunds, (“Gross Revenue Grid”) and (ii) any additional or offsetting percentage of gross revenue, less refunds, that is distributed to the Allied Practice based upon that Allied’s Practice’s overhead (“Overhead Grid”). Pursuant to the Gross Revenue Grid, in general, the Company’s retained service fees increase if the Allied Practice’s gross revenue increases and decrease if the Allied Practice’s gross revenue decreases. Pursuant to the Overhead Grid, in general the Company’s retained service fees decrease if the Allied Practice’s overhead expenses increase and the retained service fees increase if the Allied Practice’s overhead decreases. The maximum retained service fee percentage is 20.0%. The average service fee percentage for the OA New Image Allied Practices is approximately 16.8% as of June 30, 2001. In addition, a few OA New Image MSAs provide for a fixed percentage service fee.

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

MERGER WITH ORTHODONTIC CENTERS OF AMERICA

     On May 16, 2001 OrthAlliance entered into a definitive merger agreement with Orthodontic Centers of America Inc (NYSE:OCA). OCA is a leading provider of integrated business services to orthodontic practices. As of June 30, 2001, OCA was affiliated with over 400 orthodontists treating over 350,000 patients in over 600 orthodontic centers throughout the United States and in Japan, Mexico and Spain. Under the terms of the agreement, a wholly-owned subsidiary of OCA would merge into OrthAlliance in a stock-for-stock transaction with OrthAlliance becoming a wholly-owned subsidiary of OCA. OrthAlliance and OCA also subsequently announced that the Company had received signed amendments to the employment agreements and service or consulting agreements of our affiliated professionals representing more than the minimum threshold amounts as specified as a condition to OCA's obligation to close the proposed merger with OrthAlliance. The closing is also subject to approval by OrthAlliance stockholders and other conditions.

RESULTS OF OPERATIONS

     The following table sets forth certain selected unaudited condensed consolidated income statement data for the periods indicated in thousands of dollars and as a percentage of total net revenues:

	Three Months Ended June 30,				Six Months Ended June 30,

	2001		2000		2001		2000

	(unaudited)		(unaudited)		(unaudited)		(unaudited)
Net revenues	$38,199	100.0%	$36,056	100.0%	$76,789	100.0%	$66,201	100.0%

Cost and expenses

Salaries and benefits	12,065	31.6%	9,858	27.3%	24,277	31.6%	18,468	27.9%

Orthodontic supplies	3,794	9.9%	3,500	9.7%	7,597	9.9%	6,180	9.3%

Rent	3,019	7.9%	3,048	8.5%	6,146	8.0%	5,559	8.4%

Total direct expenses	18,878	49.4%	16,406	45.5%	38,020	49.5%	30,207	45.6%

General and administrative	13,252	34.7%	11,289	31.3%	25,791	33.6%	20,571	31.1%

Depreciation and amortization	1,916	5.0%	1,732	4.8%	3,809	5.0%	3,142	4.7%

Total operating expenses	34,046	89.1%	29,427	81.6%	67,620	88.1%	53,920	81.4%

Operating income	4,153	10.9%	6,629	18.4%	9,169	11.9%	12,281	18.6%

Interest expense	1,911	5.0%	1,994	5.5%	3,908	5.1%	3,246	4.9%

Interest income	163	0.4%	177	0.4%	375	0.5%	348	0.5%

Income before income taxes	2,405	6.3%	4,812	13.3%	5,636	7.3%	9,383	14.2%

Provision for income taxes	1,019	2.7%	2,109	5.8%	2,446	3.2%	4,120	6.2%

Net income	$1,386	3.6%	$2,703	7.5%	$3,190	4.2%	$5,263	8.0%

Operating Income and Net Income

     Operating income for the three months ended June 30, 2001 decreased 37.3% to $4.2 million from $6.6 million in the comparable 2000 quarter. Operating income for the six months ended June 30, 2001 decreased 25.3% to $9.2 million from $12.3 million in the comparable period. The decrease in operating income for the quarter and the period ended June 30, 2001 is attributed to the unfavorable effects of approximately $1.6 million of costs in the quarter associated with the Company's strategic alternatives project ($2.1 million for the six months ended June 30, 2001) consisting primarily of advisors fees and expenses, legal and professional fees and other related transaction costs. Such costs have offset the favorable impacts of the Company's increased net revenue from acquisitions, store-to-store growth and the acquisition of New Image which was effective March 2000.

     Net income for the three months ended June 30, 2001 decreased 48.7% to $1.4 million from $2.7 million in the comparable 2000 quarter. Net income for the six months ended June 30, 2001 decreased 39.4% to $3.2 million from $5.3 million in the comparable 2000 period. Despite increased revenues, net income was reduced during the period due to expenses of approximately $2.1 million related to the Company’s Strategic Alternatives activities for the six months ended June 30, 2001, costs associated with the severance in November 2000 and the replacement of the Company’s former President and Chief Executive Officer, higher interest expenses related to increased borrowings under the Company’s bank line of credit, and other increased expenses.

Net Revenues

     Net revenues for the three months ended June 30, 2001 increased 5.9% to $38.2 million from $36.1 million in the comparable 2000 quarter. Similarly, net revenues for the six months ended June 30, 2001 increased 16.0% to $76.8 million from $66.2 million in the comparable 2000 quarter. The increase in net revenues for the three and six months ended June 30, 2001 is primarily due to an increase in affiliations of Allied Practices, the effect of the New Image acquisition which was completed March 1, 2000 and an increase in the internal growth of comparative same-store collections of approximately 6.3 percent for the current period. Net revenues as reported by the Company include the Company’s contractual service, consulting and management services agreement fees based in part on patient revenues, as well as reimbursed expenses of the Allied Practices.

Operating Expenses

     Total operating expenses increased 15.7% to $34.0 million, or 89.1% of net revenues, in the three months ended June 30, 2001 from $29.4 million, or 81.6% of net revenues, for the comparable 2000 quarter. Total operating expenses increased 25.4% to $67.6 million, or 88.1% of net revenues, in the six months ended June 30, 2001 from $53.9 million, or 81.4% of net revenues, for the comparable 2000 period.

     Direct expenses including salaries and benefits, orthodontic and dental supplies, and rent increased 15.1% to $18.9 million, or 49.4% of net revenues, in the three months ended June 30, 2001 from $16.4 million, or 45.5% of net revenues, for the comparable 2000 quarter. Direct expenses increased 25.9% to $38.0 million, or 49.5% of net revenues, in the six months ended June 30, 2001 from $30.2 million, or 45.6% of net revenues, for the comparable 2000 period. Direct expenses have increased in absolute dollars as a result of the acquisition of New Image and other Allied Practices, the expansion and growth of existing Allied Practices as well as expenses relating to the resignation and replacement of the Company’s former President and Chief Executive Officer. In addition, direct expenses during the six months ended June 30, 2001 include $2.1 million of expenses in connection with the Company’s Strategic Alternatives project. The decrease in direct expenses as a percentage of 2000 net revenues is primarily attributable to economies of scale related to salaries and benefits and other direct expenses.

     Salaries and benefits increased 22.4% to $12.1 million, or 31.6% of revenues, in the three months ended June 30, 2001 from $9.9 million, or 27.3% of net revenues for the comparable 2000 quarter. Salaries and benefits increased 31.5% to $24.3 million, or 31.6% of revenues, in the six months ended June 30, 2001 from $18.5 million, or 27.9% of net revenues for the comparable 2000 period. The increase in salaries and benefits results primarily from the increased affiliations of Allied Practices, the inclusion of New Image for the entire period in 2001 and an increase in the number of Allied Practices for which the Company provides payroll services. The Company expects that in future periods salaries and benefits will increase in absolute dollars, but may vary as a percentage of net revenues.

     General and administrative expenses increased 17.4% to $13.3 million, or 34.7% of net revenues, in the three months ended June 30, 2001 from $11.3 million, or 31.3% of net revenues, for the comparable 2000 quarter. General and administrative expenses increased 25.4% to $25.8 million, or 33.6% of net revenues, in the six months ended June 30, 2001 from $20.6 million, or 31.1% of net revenues, for the comparable 2000 period. General and administrative expenses have shown an increase in absolute dollars primarily related to the acquisition of New Image and other Allied Practices, expansion and growth of previously existing Allied Practices, expenses incurred in connection with the Strategic Alternatives project and other costs.

     Depreciation and Amortization expenses increased approximately 10.6% to $1.9 million or 5.0% of net revenues in the three months ended June 30, 2001 from $1.7 million or 4.8% of net revenues. Depreciation and amortization expenses increased approximately 21.2% to $3.8 million or 5.0% of net revenues in the six months ended June 30, 2001 from $3.1 million or 4.7% of net revenues. This increase is attributable to the increase in intangible assets associated with the affiliations of Allied Practices and the acquisition of New Image. Intangible assets approximated $121.7 million and $124.2 million at June 30, 2001 and December 31, 2001, respectively. Depreciation and amortization expenses primarily relate to the depreciation of capital assets and the amortization of excess cost over the fair value of net assets acquired and certain other intangibles. The Company’s policy is to amortize goodwill over the expected period to be benefited, not to exceed the term of the Management Agreements.

Interest Expense

     Interest expense, net decreased to $1.7 million for the three months ended June 30, 2001 from $1.8 million in the comparable period in 2000. Interest expense, net increased to $3.5 million for the six months ended June 30, 2001 from $2.9 million in the comparable period in 2000. The increase for the six month period was primarily due to additional interest costs associated with increased borrowings under the Company’s Revolving Credit Facility in support of Allied Practices affiliated and certain debt obligations issued and assumed in connection with the New Image acquisition offset by reductions in the effective interest rates. Company borrowings under the Revolving Credit Facilities were $59.5 million and $57.0 million at June 30, 2001 and June 30, 2000, respectively, and $62.0 million at December 31, 2000. Total debt was approximately $75.9 million, $81.6 million and $84.0 million at June 30, 2001 and 2000 and at December 31, 2000, respectively.

Provision for Income Taxes

     The provision for income taxes decreased 51.7% to $1.0 million for the three month period ended June 30, 2001 from $2.1 million for the comparable 2000 period. The provision for income taxes decreased 40.6% to $2.4 million for the six month period ended June 30, 2001 from $4.1 million for the comparable 2000 period. The Company’s effective income tax rates for the periods ended June 30, 2001 and 2000 were higher than the statutory tax rate primarily due to the amortization of certain intangible assets not being deductible for income tax purposes. The effective tax rate was 42.4% and 43.8% for the three month periods ended June 30, 2001 and 2000, respectively. The effective tax rate was 43.4% and 43.9% for the six month periods ended June 30, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     OrthAlliance has funded its operations to date primarily through cash from operations, OrthAlliance’s revolving credit facility and other available capital sources. This capital is used for affiliations with new allied practices, development of allied practice enhancements, development of allied practice satellite offices, capital asset additions and general working capital needs. As of June 30, 2001 and December 31, 2000 OrthAlliance had a working capital balance of $15.5 million and $11.5 million, respectively. As of June 30, 2001, OrthAlliance’s principal sources of liquidity included cash and short term investments of approximately $6.6 million and the revolving credit facility, which as of that date had $15.5 million of available credit. OrthAlliance’s balance of $59.5 million in outstanding borrowings under its revolving credit facility at June 30, 2001 bears interest at the prime interest rate plus a margin or the London InterBank Offering Rate plus a margin. As of June 30, 2001, OrthAlliance believes it was in compliance with all terms of the revolving credit facility. On April 14, 2000, OrthAlliance expanded its revolving credit facility to $75.0 million, which expires on April 13, 2003 and has substantially similar terms to the previous credit facility. OrthAlliance’s working capital increased 34.3% to $15.5 million at June 30, 2001, from December 31, 2000 and decreased 46.0% to $11.5 million at December 31, 2000 from $21.5 million at December 31, 1999. Stockholders’ equity increased 7.9% to $77.4 million at June 30, 2001 from $71.7 million at June 30, 2000.

     OrthAlliance’s operating activities generated cash of $11.5 million during the six month period ended June 30, 2001. Net cash used in financing activities approximated $9.2 million for the six month period ended June 30, 2001 and consisted of borrowings and repayments on the revolving credit facility and other debt and treasury shares purchased. Cash used in investing activities of $0.7 million for the six month period ended June 30, 2001 consisted of payments in connection with allied practices affiliated and capital expenditures, primarily for office and computer equipment used in OrthAlliance operations. OrthAlliance does not currently have any material commitments with respect to any capital expenditures.

     OrthAlliance’s capital resources needed to continue acquisition and development efforts are expected to be funded through a combination of cash flows provided by ongoing operations, OrthAlliance’s revolving credit facility, the issuance of equity and debt securities, as described in OrthAlliance’s registration statement on Form S-4 which became effective on August 6, 1999, and other sources. OrthAlliance management believes that these sources of capital will be sufficient to meet OrthAlliance’s operating capital requirements for the next twelve months.

     The Company's revolving credit facility agreement and its covenants restrict the Company's ability to incur additional indebtedness. In addition the Company's low stock price could further restrict its ability to obtain adequate capital from other sources at favorable costs, if at all. The restrictions and limitations of available capital other than from cash flow from operations could curtail the Company's business strategy of expanding its network of Allied Practices through its traditional acquisition strategy and result in a reduction of new affiliations with orthodontic practices and pediatric practices in the future.

     OrthAlliance may choose to issue debt or equity to meet its future long-term capital needs, as management deems appropriate. There can be no assurance that OrthAlliance will be able to raise such additional working capital on acceptable terms, if at all. In the event OrthAlliance is unable to raise additional working capital, further measures would be necessary including, without limitation, the delay, or scale back of its operations, new allied practice affiliations, marketing programs and other actions. Certain of such measures may require third party consents or approvals, including the banks under the revolving credit facility, and there can be no such assurance that such consents or approvals can be obtained. OrthAlliance has reduced the number of new affiliations in order to conserve capital resources.

     The management and consulting agreements provide for short-term advances by OrthAlliance to its allied practices for working capital requirements and other purposes on terms to be mutually agreed upon. These items are advanced and repaid in a revolving manner. Generally, advances are repaid when allied practices deposit patient revenue into their depository accounts. Advances occur when the allied practice operating expenses paid exceed patient revenue earned. From time to time, OrthAlliance may enter into short-term loan agreements with allied practices for office expansion or satellite office programs. Loans are provided generally at an interest rate of prime plus 1.5% with monthly payments through maturity.

ACQUISITION OF NEW IMAGE ORTHODONTIC GROUP INC

     On March 1, 2000, OrthAlliance, through OA New Image, a wholly owned subsidiary, closed a purchase and sale agreement with New Image. OrthAlliance acquired substantially all the assets of New Image.

     New Image was founded in February 1997 and provides business operations, financial and marketing and administrative services to orthodontic practices across the United States in accordance with long-term service agreements. The transaction was accounted for as a purchase and includes practice management agreements with 36 orthodontic practitioners operating in 50 locations with over $33 million in annualized revenues.

     The collective value of the acquisition of New Image was approximately $32.1 million. Of this amount, $5.5 million was paid in cash, an estimated $0.3 million in acquisition costs, approximately $13.4 million of debt was assumed and $12.9 million in promissory notes were issued to the sellers, with interest rates ranging from 6% to 10%, and approximately 273,000 stock options with an aggregate fair value of approximately $0.6 million.

     During 2000, OrthAlliance integrated New Image into its business operations. OrthAlliance management continues to believe that OrthAlliance will benefit from the economies of scale and synergies resulting from the acquisition.

INTERNAL REVENUE SERVICE EXAMINATION

     The Internal Revenue Service has completed its examination of OrthAlliance’s federal income tax return for the year ended December 31, 1998. OrthAlliance has agreed with the Internal Revenue Service’s proposed adjustment of approximately $0.6 million of additional tax payments for the years ended 1998 and 1999 which was paid in March 2001. The adjustment related to timing differences between book and tax with regard to certain capitalized practice acquisition costs. OrthAlliance adequately provided reserves in prior years and the additional tax payments did not result in additional income tax expense in fiscal 2000.

STOCK REPURCHASE PLAN

     During the six months ended June 30, 2001, OrthAlliance acquired 4,300 shares of its Class A common stock at an approximate cost of $13,000. OrthAlliance is authorized to repurchase additional shares from time to time. Payments for such share repurchases come from operating cash flow and/or revolving credit facility borrowings. The timing and the amount of shares to be purchased are generally determined based on the evaluation of working capital needs and stock market conditions.

     On December 1, 2000, OrthAlliance announced the extension of its common stock repurchase program to repurchase up to $6.8 million of its Class A common stock. OrthAlliance had initially announced the program on October 22, 1998. OrthAlliance is authorized to purchase shares on the Nasdaq Stock Market National Market System at prevailing prices through December 31, 2001. During 2000, OrthAlliance had repurchased about 876,100 shares amounting to $3.8 million under this program. Share repurchases are financed by a combination of operating cash flow and borrowings under the revolving credit facility. As of June 30, 2001, OrthAlliance’s total purchase of Class A common stock totaled approximately $6.7 million.

NASDAQ NOTIFICATION

     OrthAlliance’s Class A common stock is currently quoted on the Nasdaq Stock Market National Market System under the symbol “ORAL.” For continued inclusion on the Nasdaq Stock Market National Market System, OrthAlliance must meet certain tests. OrthAlliance disclosed in previous filings that the continued listing of its Class A common stock was permitted under temporary amendments to the listing requirements adopted by the Nasdaq Stock Market. On June 29, 2001, the SEC approved those amendments which include, among other things, a minimum bid price of $3.00 per share and minimum stockholders’ equity of $10 million. OrthAlliance is currently in compliance with the amended listing standards.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (which is commonly referred to as “SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137 and SFAS 138. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. OrthAlliance management believes that the adoption of SFAS 133 did not have a material effect on OrthAlliance’s results of operations or financial position.

     The SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, on December 3, 1999. This pronouncement clarifies existing revenue recognition principles and states that revenue is generally realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. OrthAlliance management believes OrthAlliance is in compliance with Staff Accounting Bulletin No. 101.

     In July 2001, FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”.

     SFAS No. 141 requires that all business combinations be accounted for under the purchase method and requires recognition of identifiable intangible assets separately from goodwill. This pronouncement is effective for all business combinations initiated after June 30, 2001. The Company has evaluated the requirements of SFAS No. 141 and believes that its intangible assets are fairly stated and that the adoption of SFAS 141 will not have a material impact on the Company's results of operations or financial position.

     SFAS No. 142 requires that all identifiable intangible assets acquired shall be recognized and measured initially at fair value. Such intangible assets should be amortized over the period which it is expected that they will benefit the Company, and tested for impairment in accordance with SFAS No. 121. Goodwill, and identifiable intangible assets whose useful lives are indefinite, are not to be amortized and are to be tested for impairment annually or more frequently if circumstances indicate potential impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Management believes that the Company’s intangible assets are fairly stated, and are based on underlying contractual rights, and that amortization will therefore continue on a basis consistent with current practices. Management believes the adoption of SFAS No. 142 will not have a material effect on the Company's results of operations or its financial position.

     In April 2000, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 44, Accounting for Certain Transactions involving Stock Compensation: an Interpretation of APB Opinion No. 25. This pronouncement seeks to interpret the application of APB 25, primarily in relation to modifications to the terms of existing awards and to the scope of APB 25. The adoption of FIN 44 did not have a material impact on the Company’s results of operations or its financial position.

     In October 2000, the Financial Accounting Standards Board Issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.

INFLATION

     The Company does not believe that inflation has had a material effect on the results of operations. There can be no assurance that the Company’s business will not be affected by inflation in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company does not have any derivative financial instruments as of June 30, 2001. Further, the Company is not exposed to interest rate risk as the Company’s revolving line of credit agreement has a variable interest rate. Therefore, the fair value of these instruments is not affected by change in market interest rates. The Company believes that the market risk arising from not hedging its financial instruments is not material.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Legal Proceedings. From time to time, OrthAlliance is involved in various legal proceedings, claims and litigation matters arising in the ordinary course of business, including labor and personnel related issues. In the opinion of management, the outcome of such routine matters will not have a material adverse effect on OrthAlliance’s business, financial condition or results of operations.

     From time to time, OrthAlliance has been, and can expect to be, involved in disputes and/or litigation with certain of its allied practices. Certain allied practitioners have also sent notices of default to, or commenced litigation against, OrthAlliance alleging that OrthAlliance has failed to provide certain services under the management and consulting agreements with the allied practices. Other litigation alleges that certain provisions of OrthAlliance’s management or consulting agreements may be unenforceable or illegal, among other claims. OrthAlliance vigorously defends against such claims and believes that such claims are without merit. The number of such claims and notices of default have increased since the date of OrthAlliance’s merger agreement with OCA. OrthAlliance believes that such claims and disputes will not have a material adverse effect on OrthAlliance.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)  None

     (b)  None

     (c)  None

     (d)  None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     (a)  None

     (b)  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  None

     (b)  None

     (c)  None

     (d)  None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

10.1	Agreement and Plan of Merger dated May 16, 2001 by and among Orthodontic Center of America, Inc., OCA Acquisition Corporation and OrthAlliance, Inc. (Incorporated by reference to Exhibit 2.1 of the current report on Form 8-K dated May 22, 2001.

99.1	Safe Harbor Compliance Statement (incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2000).

     (b)  Reports on Form 8-K

     On May 22, 2001. OrthAlliance filed a report on Form 8-K related to its Agreement and Plan of Merger with Orthodontic Centers of America. Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORTHALLIANCE, INC.

Date: August 14, 2001	By:	/s/ W. DENNIS SUMMERS

W. Dennis Summers President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: August 14, 2001	By:	/s/ JAMES C. WILSON

James C. Wilson Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

10.1	Agreement and Plan of Merger dated May 16, 2001 by and among Orthodontic Center of America, Inc., OCA Acquisition Corporation and OrthAlliance, Inc. (Incorporated by reference to Exhibit 2.1 of the current report on Form 8-K dated May 22, 2001.
99.1	Safe Harbor Compliance Statement (incorporated by reference to Exhibit 99.1 of the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2000).